Form 10-Q
period 2013-09-30
Altimo Group Corp
filed 2013-11-14
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-188401

ALTIMO GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2024 (Primary Standard Industrial Classification Number)	EIN 99-0385424 (IRS Employer Identification Number)

 Józefa Bema 6A, Bydgoszcz, 85-001, Poland

Phone: +48 601 212 388

Email: altimogroupcorp@gmail.com

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2013
Common Stock: $0.001	8,000,000

2 | Page

3 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER30, 2013

ASSETS	September30, 2013	March 31, 2013
Current Assets
Cash and cash equivalents	$ 79	$ 6,408
Total Current Assets	79	6,408

Fixed Assets
Equipment deposits	8,099	1,620
Total Fixed Assets	8,099	1,620

Total Assets	$ 8,177	$ 8,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	300	100
Accounts Payable	6,479

Total Liabilities	6,779	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	0	0
Deficit accumulated during the development stage	(6,602)	(72)
Total Stockholders’ Equity	1,398	7,928

Total Liabilities and Stockholders’ Equity	$ 8,177	$ 8,028

See accompanying notes to condensed financial statements.

4 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER30, 2013 AND FOR THE PERIOD

FROM JANUARY 30, 2013 (INCEPTION) TO SEPTEMBER30, 2013

	For the three months period ended September30, 2013	For the period from January 30, 2013 (Inception) to September30, 2013

REVENUES	$ 0	$ 0

OPERATING EXPENSES
Bank Service Charges	164	237
Professional fees	6,365	6,365

TOTAL OPERATING EXPENSES	6,529	6,602

NET LOSS FROM OPERATIONS	(6,529)	(6,602)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (6,529)	$ (6,602)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,000,000	8,000,000

.

See accompanying notes to condensed financial statements

5 | Page

ALTIMO GROUP CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 30, 2013 (INCEPTION) TO SEPTEMBER30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, January 30, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	8,000,000	8,000	-	-	8,000

Net loss for the year ended March 30, 2013	-	-	-	(72)	(72)

Balance, March 30, 2013	8,000,000	$ 8,000	$ -	$ (72)	$ 7,928

Net loss for the period ended September30, 2013	-	-	-	(6,529)	(6,529)

Balance, September30, 2013	8,000,000	$ 8,000	$ -	$ (6,529)	$ 1,398

See accompanying notes to condensed financial statements.

6 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS PERIOD

ENDED SEPTEMBER30, 2013 AND FOR THE PERIOD FROM JANUARY 30, 2013

(INCEPTION) TO SEPTEMBER30, 2013

	For the three months ended September 30, 2013	For the period from January 30, 2013 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,529)	$ (6,602)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:		6,479
Accounts payable
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,529)	(123)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment deposits	(8,099)	(8,099)
CASH FLOWS USED BY INVESTING ACTIVITIES	(8,099)	(8,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Loans from director	200	300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	200	8,300

NET INCREASE IN CASH	7,949	79
Cash, beginning of period	8,027	0
Cash, end of period	$ 79	$ 79

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to condensed financial statements.

7 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Altimo Group Corp. is a development stage company registered in the State of Nevada on January 30, 2013 formed to place and operate frozen yogurt making machines. Altimo Group Corp. will position itself to take full advantage of the serving the famous frozen yogurt snack food to customers.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $79 of cash as of September30, 2013 and $ 6,408 as of March 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

8 | Page

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September30, 2013.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Altimo Group Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – LOAN FROM DIRECTOR

As of September30, 2013, a director loaned $300 to the Company for business operations.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $300 as of September30, 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

There were 8,000,000 shares of common stock issued and outstanding as of September30, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial

9 | Page

statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of September30, 2013, the Company had net operating loss carry forwards of approximately $6,529 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

September30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 2,220
Less: valuation allowance	(2,220)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 2,220
Less: valuation allowance	(2,220)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,529 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of September30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended September 30, 2013

Our net loss for the three months period ended September 30, 2013 was $6,529.  During the three months period ended September 30, 2013 we have not generated any revenue.

During the three months period ended September 30, 2013, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 8,000,000 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended September 30, 2013

As at September 30, 2013, our total assets were $8,177 compared to $8,028 in total assets at March 30, 2013. Total assets were comprised of $79 in cash and equipment deposit of $8,099. As at September 30, 2013, our current liabilities

11 | Page

were $6,779. Stockholders’ equity was $ 1,398 as of September 30, 2013 compare to stockholders' equity of $7,928 as of March 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended September 30, 2013, net cash flows used in operating activities was $(6,529). For the period from inception (January 30, 2013) to September 30, 2013, net cash flows from operating activities was $(123).

Cash Flows from Investing Activities

For the three months period ended September 30, 2013, our cash flows from investing activities was $(8,099) comprised of equipment deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended September 30, 2013, cash flow from financing activities was $200. For the period from inception (January 30, 2013) to September 30, 2013, net cash provided by financing activities was $8,300 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

12 | Page

The independent auditors' review report accompanying our September 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

13 | Page

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altimo group Corp.
Dated: November 13, 2013	By: /s/ Marek Tomaszewski
Marek Tomaszewski, President and Chief Executive Officer and Chief Financial Officer

14 | Page