Form 10-Q/A
period 2013-09-30
Altimo Group Corp
filed 2013-11-14
CIK 1574910

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2013
Common Stock: $0.001	8,000,000

2 | Page

3 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER30, 2013

ASSETS	September30, 2013	March 31, 2013
Current Assets
Cash and cash equivalents	$ 383	$ 8,027
Total Current Assets	383	8,027

Fixed Assets
Equipment deposits	8,099	-
Total Fixed Assets	8,099	-

Total Assets	$ 8,482	$ 8,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	3,500	100
Accounts Payable	6,479

Total Liabilities	9,979	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	0	0
Deficit accumulated during the development stage	(9,497)	(72)
Total Stockholders’ Equity	1,497	7,928

Total Liabilities and Stockholders’ Equity	$ 8,482	$ 8,027

See accompanying notes to condensed financial statements.

4 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER30, 2013 AND FOR THE PERIOD

FROM JANUARY 30, 2013 (INCEPTION) TO SEPTEMBER30, 2013

	Three months period ended September30, 2013	Six months period ended September30, 2013	For the period from January 30, 2013 (Inception) to September30, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Bank Service Charges	91	255	328
Business License and Permits	167	167	167
Professional fees	2,638	9,003	9,003

TOTAL OPERATING EXPENSES	2,896	9,425	9,497

NET LOSS FROM OPERATIONS	(2,896)	(9,425)	(9,497)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (2,896)	$ (9,425)	$ (9,497)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,000,000	8,000,000	8,000,000

.

See accompanying notes to condensed financial statements.

5 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS PERIOD

ENDED SEPTEMBER30, 2013 AND FOR THE PERIOD FROM JANUARY 30, 2013

(INCEPTION) TO SEPTEMBER30, 2013

	Six months ended September 30, 2013	For the period from January 30, 2013 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (9,425)	$ (9,497)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	6,479	6,479
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,946)	(3,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment deposits	(8,099)	(8,099)
CASH FLOWS USED BY INVESTING ACTIVITIES	(8,099)	(8,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Loans from director	3,400	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,400	11,500

NET INCREASE IN CASH	7,644	383
Cash, beginning of period	8,027	0
Cash, end of period	$ 383	$ 383

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $383 of cash as of September 30, 2013 and $ 8,027 as of March 31, 2013.

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

7 | Page

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

NOTE 3 – LOAN FROM DIRECTOR

As of September 30, 2013, a director loaned $3,500 to the Company for business operations.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,500 as of September 30, 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

8 | Page

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

There were 8,000,000 shares of common stock issued and outstanding as of September30, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $79 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

March 31, 2013
Federal income tax benefit attributable to:
Current Operations	$ 27
Less: valuation allowance	(27)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 27
Less: valuation allowance	(27)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $79 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

9 | Page

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

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

Liquidity and Capital Resources

Three Months Period Ended September 30, 2013

As at September 30, 2013, our total assets were $8,177 compared to $8,028 in total assets at March 30, 2013. Total assets were comprised of $79 in cash and equipment deposit of $8,099. As at September 30, 2013, our current liabilities were $6,779. Stockholders’ equity was $ 1,398 as of September 30, 2013 compare to stockholders' equity of $7,928 as of March 30, 2013.

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

11 | Page

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

12 | Page

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

13 | Page

Altimo Group Corp.
Dated: November 14, 2013	By: /s/ Marek Tomaszewski
Marek Tomaszewski, President and Chief Executive Officer and Chief Financial Officer

14 | Page