Form 10-Q
period 2013-12-31
Altimo Group Corp
filed 2014-01-21
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 21, 2014
Common Stock: $0.001	9,400,000

3 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	December 31, 2013 (unaudited)	March 31, 2013 (audited)
Current Assets
Cash and cash equivalents	$ 12,360	$ 6,408
Total Current Assets	12,360	6,408

Other Assets
Equipment deposit	8,099	1,620

Total Assets	$ 20,459	$ 8,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	6,479	-
Loan from director	3,500	100
Total Liabilities	9,979	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 9,400,000 and 8,000,000 shares issued and outstanding at December 31 and March 31, 2013, respectively	9,400	8,000
Additional paid in capital	12,600	-
Deficit accumulated during the development stage	(11,520)	(72)
Total Stockholders’ Equity	10,480	7,928

Total Liabilities and Stockholders’ Equity	$ 20,459	$ 8,028

See accompanying notes to financial statements.

.

4 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three month period ended December 31, 2013	For the nine month period ended December 31, 2013	For the period from January 30, 2013 (Inception) to December 31, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Bank service charges	153	409	481
Business license and permits	-	167	167
Professional fees	1,870	10,872	10,872
TOTAL OPERATING EXPENSES	2,023	11,448	11,520

LOSS FROM OPERATIONS	(2,023)	(11,448)	(11,520)

LOSS BEFORE INCOME TAXES	(2,023)	(11,448)	(11,520)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (2,023)	$ (11,448)	$ (11,520)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,061,538	8,020,438

‘ * denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

5 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the nine month period ended December 31, 2013	For the period from January 30, 2013 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,448)	$ (11,520)

CASH FLOWS USED IN OPERATING ACTIVITIES	(11,448)	(11,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment deposits		(1,620)
CASH FLOWS USED BY INVESTING ACTIVITIES		(1,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares of common stock	14,000	22,000
Loans from director	3,400	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,400	25,500

NET INCREASE IN CASH	5,952	12,360

Cash, beginning of period	6,408	0

Cash, end of period	$ 12,360	$ 12,360

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

6 | Page

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2013 AND

THE PERIOD FROM JANUARY 30, 2013 (INCEPTION) TO DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Altimo Group Corp. is a development stage company incorporated in the State of Nevada on January 30, 2013 (“Inception”) to place and operate frozen yogurt making machines. Altimo Group Corp. will position itself to take full advantage of serving frozen yogurt snack food to customers.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (January 30, 2013) resulting in an accumulated deficit of $11,520 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of losses, its independent auditor, in the report on the financial statements for the period from Inception (January 30, 2013) to March 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

7 | Page

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,360 of cash as of December 31, 2013 and $ 6,408 as of March 31, 2013.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

8 | Page

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended December 31, 2013.

Stock-Based Compensation

As of December 31, 2013, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the three and nine month periods ended December 31, 2013 there were no potentially dilutive securities issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

Altimo Group Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – EQUIPMENT DEPOSITS

During the period from January 30, 2013 (Inception) to March 31, 2013, the Company paid $1,620 as a deposit to acquire equipment to make yogurt.

During the nine months ended December 31, 2013, the Company was invoiced for the balance of $6,479 required to complete the purchase of the equipment. However, as at December 31, 2013, the invoice had not been paid and the Company has not taken possession of the equipment.

It is anticipated that the Company will pay the $6,479 balance due and take possession of the equipment when it is ready to commence operations which is estimated to take place during the second quarter of 2014.

NOTE 5 – LOAN FROM DIRECTOR

9 | Page

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2013, a director had loaned $3,500 to the Company to fund its business operations.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

On December 27, 2013, the Company issued 1,400,000 shares of common stock for cash proceeds of $14,000 at $0.01 per share.

There were 9,400,000 shares of common stock issued and outstanding as of December 31, 2013.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $11,520 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Federal income tax benefit attributable to:
Current Operations	$ 688	$ 3,892
Less: valuation allowance	(688)	(3,892)
Net provision for Federal income taxes	$ -	$ -

10 | Page

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As at December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,917
Less: valuation allowance	(3,917)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $11,520 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements which were issued on January 21, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

11 | Page

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Period Ended December 31, 2013

Revenue

During the three and nine months period ended December 31, 2013 we did not generated any revenue as we are a development stage company and have not commenced operations as yet.

Operating Expenses

During the three and nine months period ended December 31, 2013, our operating expenses were $2,023 and $11,448 respectively. Our operasting expenses comprised bank service charges, business license and permits and professional fees.

Net Loss

Our net loss for the three and nine month period ended December 31, 2013 was $2,023 and $11,448, respectively due to the factors outlined above.

Liquidity and Capital Resources

Nine Month Period Ended December 31, 2013

As at December 31, 2013, our total assets were $20,459 compared to $8,028 at March 30, 2013. Our total assets comprised $12,360 in cash and equipment deposit of $8,099 at December 31, 2013 and $6,408 cash and $1,620 equipment deposits at March 31, 2013. As at December 31, 2013, our current liabilities were $9,979 compared to $100 at March 31, 2013. Stockholders’ equity was $ 10,480 as of December 31, 2013 compare to stockholders' equity of $7,928 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2013, net cash flows used in operating activities was $(11,448) which arose due to the loss we incurred in the period.

Cash Flows from Investing Activities

For the nine months period ended December 31, 2013 we neither generated or used cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and a loan from our director. For the nine months period ended December 31, 2013, cash flow from financing activities was $17,400, $14,000 from the sale of shares of our common stock and $3,400 for a lona form our director.

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

12 | Page

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' audit report accompanying our March 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2013 we issued 8 million restricted shares of our common stock for cash consideration of $8,000 to our sole director and officer pursuandt to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

On December 27, 2013, the Company issued 1,400,000 shares of common stock for cash proceeds of $14,000 at $0.01 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altimo Group Corp.
Dated: January 21, 2014	By: /s/ Marek Tomaszewski
Marek Tomaszewski, President and Chief Executive Officer and Chief Financial Officer

15 | Page