Form 10-K
period 2014-03-31
Altimo Group Corp
filed 2014-07-01
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of July 1, 2014, the registrant had 10,360,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 1, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Altimo Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on January 30, 2013 (Inception) and established a fiscal year end of March 31. We do not have revenues, have minimal assets and have incurred losses since Inception. We are a development-stage company formed to place and operate frozen yogurt making machines. To date, we have had limited operations. Altimo Group Corp. has developed a business plan and hopes to position itself to take full advantage of serving frozen yogurt snack food to customers. It is our intent to have our frozen yogurt machines purchased and operated within the next 12 months.

 Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. We are a development stage company and have not earned any revenue. If we are not successful in selling shares in the offering, it is likely that we will have to cease operations due to the lack of funding.

The total estimated amount of funds required to develop our business for the next 12 months is $25,000. We need funds for leasing expenses, supplies, purchasing, shipping, setting up and testing of our frozen yogurt machines, marketing, salary and for costs associated with being a publicly reporting company including for legal and professional fees. We do not believe that we will generate enough revenue to cover these costs in the first 12 months. We plan to purchase one frozen yogurt making machines if we sell 25% shares in this offering. We plan to buy two, three and four machines if we sell 50%, 75% and 100% shares, respectively. We have not generated any revenue from operations to date and there is no assurance that we will ever generate revenue.

Our Company is looking into expanding its food operation business in Europe. As general population becomes more health conscious and more aware of trends in western countries we decided to look at healthy alternatives to ice cream. Since we believe that milk products and yogurt in particular have been very popular in Europe we started to look for frozen yogurt desserts. As we came across Forte Supply - Boulder and its products, it caught our attention. After visiting their stores in USA (Colorado) we decided to try to develop the Frozen Yogurt concept in Europe. We believe factors affecting the successful development of a frozen yogurt line in Europe include the lack of competition and a trend and tendency of European consumers to choose western brands over local companies.

We intend to place our machines in public venues with high traffic flow such as malls, sport and amusement centers and stores at crowded streets. We focus on frozen yogurt making machines because we believe that frozen yogurt is healthier than ice cream and will gain popularity with time. Our frozen yogurt machine requires a small area of the premises. Our challenge is to convince the owners or managers of the potential premises to conclude leasing agreements with us. However, there is no guarantee that the property owners will agree to the placement of our frozen yogurt making machines and we will ever generate revenues.

Product

We hope to offer a frozen yogurt product with a blending system which combines frozen yogurt and fresh fruit and which allows a customer to customize their own flavor combination. The product will be made fresh and will be low in fat, high in fiber, with vitamins, probiotics and/or antioxidants..

The sweet, tart taste and smooth texture of frozen yogurt is achieved by a blending process where the system captures the natural sugars of the fresh fruit.

We believe that frozen yogurt has a fresh, delicious, nutritious taste, bursting with flavor..

Frozen yogurt making machines

We plan to purchase completely automated, lightweight, easy to clean and portable frozen yogurt machines that we hope will attract customers to our location by the action of the machine as it makes yogurt.. We plan to purchase frozen yogurt making machines with cabinets and all equipment necessary for making frozen yogurts. We believe that such machines will be easy to operate, with new operators becoming skilled in less than an hour.

We plan to purchase the frozen yogurt machines and supplies from the same supplier: Forte Supply – Boulder. On March 23, 2013 we entered into a verbal agreement and paid a deposit per with Forte Supply – Boulder’s invoice. The verbal agreement for the frozen yogurt machine and deposit of $1,620 expired on March 23, 2014 and as a result we had a loss on deposit of $1,620 for the year ended March 31, 2014.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of March 31, 2014, no shares of our common stock have traded.

Number of Holders

As of March 31, 2014, the 10,360,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2014 and or the period from January 30, 2013 (inception) to March 31, 2013.  We have not paid any cash dividends since January 30, 2013 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On March 13, 2013 we issued 8 million restricted shares of our common stock for cash consideration of $8,000 to our sole director and officer pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

Purchase of our Equity Securities by Officers and Directors

On March 13, 2013 we issued 8 million restricted shares of our common stock for cash consideration of $8,000 to our sole director and officer pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2014 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 30, 2013) TO MARCH 31, 2013.

Revenue

We recognized no revenue during the twelve months ended March 31, 2014 of the period from January 30, 2013 (Inception) to March 31, 2013 as we are a development stage company that has not commenced operations.

Operating expenses

We incurred operating expenses of $19,468 during the twelve months ended March 31, 2014 compared to $72 of operating expenses in the period from January 30, 2013 (Inception) to March 31, 2013. Our operating expenses consisted of bank service charges, professional fees and business license and permits. Expenses incurred during the fiscal year ended March 31, 2014 as compared to period ended March 31, 2013 increased primarily due to the increased scale and scope of business operations.

Other Expenses

During the twelve months ended March 31, 2014 we incurred a loss of $1,620 (2013 - $0) in respect of the write off of a deposit paid to acquire a yogurt making machine. The terms of the verbal contract with Forte Supply required that the remaining balance of $6,479 for the Frozen Yogurt machine be paid prior to the expiration of the contract (March 23, 2014.) Payment was not made, as a result the deposit paid during the year ended March 31, 2013 was forfeited.

Net Losses

Our net loss for the fiscal year ended March 31, 2014 was $21,088 compared to a net loss of $72 during the period from January 30, 2012 (Inception) to March 31, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, our total assets were $15,540 comprised entirely of cash and our total liabilities were $5,100 comprised solely of loan from director. As of March 31, 2013, our total assets were $8,028 comprising cash of $6,408 and an equipment deposit of $1,620 and our total liabilities were $100 comprised solely of a loan form director.

Stockholders’ equity increased from $7,928 as of March 31, 2013 to $10,440 as of March 31, 2014 due to issuance of common stock for cash largely offset by the losses incurred in the year

The Company has incurred a loss since Inception (January 30, 2013) resulting in an accumulated deficit of $21,160 as of March 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended March 31, 2014 and for the period from Inception (January 30, 2013) to March 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2014, net cash flows used in operating activities was $19,468 consisting of a net loss of $21,088 reduced for cash flow purposes by the non-cash  loss on a deposit for a yogurt machine of $1,620. For the period from January 30, 2013 (Inception) to March 31, 2013, net cash flows used in operating activities were $72 consisting of a net loss of $72.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities during the year ended March 31, 2014. By comparison, during the period from January 30, 2013 (Inception) to March 31, 2013 we incurred $1,620 as payment for a deposit for the purchase of a yogurt making machine.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended March 31, 2014, net cash from financing activities was $28,600 consisting of $23,600 of proceeds received from the sale of shares of our common stock and $5,000 by way of loan from a director. For the period from inception (January 30, 2013) to March 31, 2013, net cash provided by financing activities was $8,100 consisting of $8,000 of proceeds from the sale of shares of our common stock and $100 by way of loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have not purchased any significant equipment during the last - twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ALTIMO GROUP CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2014

Reports of Independent Registered Public Accounting Firms

11

Balance Sheets as of March 31, 2014 and 2013

                       13

Statements of Operations for the year ended

March 31, 2014 and from January 30, 2013 (Date of Inception)

to March 31, 2013 and 2014

14

Stockholder’s equity from January 30, 2013 (Date of Inception) to

March 31, 2014

15

Statements of Cash Flows for the year ended March 31, 2014

and from January 30, 2013 (Date of Inception) to March 31, 2013 and 2014

16

Notes to the Financial Statements

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Altimo Group Corp.

Bydgoszcz, Poland

We have audited the accompanying balance sheet of Altimo Group Corp. as of March 31, 2014 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of March 31, 2013 and for the period from January 30, 2013 (Inception) to March 31, 2013 were audited by another auditor who expressed an unqualified opinion on April 25, 2013. Our opinion, in so far as it relates to the period from January 30, 2013 (Inception) through March 31, 2013 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altimo Group Corp. as of March 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (January 30, 2013) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
June 27, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Altimo Group Corp.

Bydgoszcz, Poland

I have audited the accompanying balance sheet of Altimo Group Corp. (a development stage company) as of March 31, 2013, and the related statements of operations, stockholders' equity and cash flows for the period from January 30, 2013 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altimo Group Corp. as of March 31, 2013, and the results of its operations and its cash flows for the period from January 30, 2013 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	RONALD R. CHADWICK, P.C.
April 25, 2013	Ronald R. Chadwick, P.C.

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	March 31, 2014	March 31, 2013
Current Assets
Cash and cash equivalents	$ 15,540	$ 6,408
Total Current Assets	15,540	6,408

Fixed Assets
Equipment deposits	-	1,620
Total Fixed Assets	-	1,620

Total Assets	$ 15,540	$ 8,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan from director	$ 5,100	$ 100
Total Current Liabilities	5,100	100

Total Liabilities	5,100	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 10,360,000 and 8,000,000 shares issued and outstanding at March 31, 2014 and 2013 respectively;	10,360	8,000
Additional paid-in-capital	21,240	-
Deficit accumulated during the development stage	(21,160)	(72)
Total Stockholders’ Equity	10,440	7,928

Total Liabilities and Stockholders’ Equity	$ 15,540	$ 8,028

The accompanying notes are an integral part of these financial statements.

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2014	For the period from January 30, 2013 (Inception) to March 31, 2013	For the period from January 30, 2013 (Inception) to March 31, 2014

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Bank service charges	929	72	1,001
Business license and permits	167	-	167
Professional fees	18,373	-	18,372
TOTAL OPERATING EXPENSES	19,468	72	19,540

LOSS FROM OPERATIONS	(19,468)	(72)	(19,540)

OTHER EXPENSES
Loss on equipment deposit	(1,620)	-	(1,620)

LOSS BEFORE INCOME TAXES	(21,088)	(72)	(21,160)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (21,088)	$ (72)	$ (21,160)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,524,055	8,000,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, January 30, 2013	$ -	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	8,000,000	8,000	-	-	8,000

Net loss for the period ended March 31, 2013	-	-	-	(72)	(72)

Balance, March 31, 2013	8,000,000	8,000	-	(72)	7,928

Shares issued between December 2013 and March 2014 for cash at $0.01 per share	2,360,000	2,360	21,240	-	23,600

Net loss for the year ended March 31, 2014	-	-	-	(21,088)	(21,088)

Balance, March 31, 2014	10,360,000	$ 10,360	$ 21,240	$ (21,160)	$ 10,440

The accompanying notes are an integral part of these financial statements.

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASHFLOWS

	For the year ended March 31, 2014	For the period from January 30, 2013 (Inception) to March 31, 2013	For the period from January 30, 2013 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (21,088)	$ (72)	$ (21,160)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on equipment deposit	(1,620)	-	(1,620)
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,708)	(72)	(22,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment deposits	-	(1,620)	(1,620)
CASH FLOWS USED BY INVESTING ACTIVITIES	-	(1,620)	(1,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	23,600	8,000	31,600
Loans from director	5,000	100	5,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,600	8,100	36,700

NET INCREASE IN CASH	9,132	6,408	15,540

Cash, beginning of period	6,408	-	-

Cash, end of period	$ 15,540	$ 6,408	$ 15,540

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ALTIMO GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Altimo Group Corp. is a development stage company registered in the State of Nevada on January 30, 2013 (Inception) formed to place and operate frozen yogurt making machines. Altimo Group Corp. will position itself to take full advantage of serving frozen yogurt snack food to customers.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (January 30, 2013) resulting in an accumulated deficit of $21,160 as of March 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended March 31, 2014 and for the period from Inception (January 30, 2013) to March 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,540 of cash as of March 31, 2014 and $ 6,408 as of March 30, 2013.

The Company’s bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At March 31, 2014 and 2013, the Company’s bank deposits did not exceed the insured amounts.

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

The Company’s financial instruments consist of cash and loan from director. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 during the twelve months ended March 31, 2014 and the period from January 30, 2013 (Inception) to March 31, 2013.

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

Stock-Based Compensation\

As of March 31, 2014, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the twelve months ended March 31, 2014 and the period from January 30, 2013 (Inception) to March 31, 2013 there were no potentially dilutive securities issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Comprehensive Income (Loss)

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. .  For the twelve months ended March 31, 2014 and the period from January 30, 2013 (Inception) to March 31, 2013 our comprehensive loss was identical to our net loss.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN FROM DIRECTOR

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

As of March 31, 2014, a director had loaned $5,100 (2013 - $100) to the Company to provide working capital for its business operations.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

There were 10,360,000 shares of common stock issued and outstanding as of March 31, 2014.

NOTE 6– COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $21,160 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

March 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 7,170
Less: valuation allowance	(7,170)
Net provision for Federal income taxes	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,194
Less: valuation allowance	(7,194)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $21,160 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2014 to June 24, 2014, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Marek Tomaszewski Józefa Bema 6A, Bydgoszcz, 85-001, Poland	51	President, Chief Executive Officer, Secretary, Chief Financial Officer

Biographical Information and Background of officer and director

Marek Tomaszewski has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 30, 2013. Mr. Tomaszewski owns 100% of the outstanding shares of our common stock. For the past five years he has been self-employed providing bartending consulting services. Mr. Tomaszewski intends to devote 20 hours a week of his time to planning and organizing activities of Altimo Group Corp.

- Graduated high school for mechanics 1981

- Graduated from college (marketing) 1982 - 1986

- Conducting various businesses in different areas including the food industry: 1992 – until now.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Marek Tomaszewski; our president currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on January 30, 2013 until March 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Marek Tomaszewski	2014	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of March 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group. 23

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Marek Tomaszewski Józefa Bema 6A, Bydgoszcz, 85-001, Poland	8,000,000 shares of common stock (director)	76%

The percent of class is based on 10,360,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2014, a director had loaned $5,100 (2013 - $100) to the Company to provide working capital for its business operations.

The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2014, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2013 financial statements and for the reviews of our financial statements for the quarters ended, June 30, 2013, September 30, 2013, and December 31, 2013.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altimo group Corp.
By: /s/ Marek Tomaszewski
Dated: July 1, 2014	Marek Tomaszewski, President and Chief Executive Officer and Chief Financial Officer