Form 10-Q
period 2014-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2014-09-22
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park Fort Wayne, Indiana 46825
(Address of principal executive offices)

(260) 490-9990
(Issuer’s telephone number)

Altimo Group Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 18, 2014
Common Stock, $0.001	10,360,000

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(FORMERLY ALTIMO GROUP CORP)
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

Forward-Looking Information

This Quarterly Report of Success Entertainment Group International Inc. (formerly Altimo Group Corp.) on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$1,612	$15,540
Total current assets	1,612	15,540

Total Assets	$1,612	$15,540

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$750	$-
Loan from director	5,100	5,100
Total current liabilties	5,850	5,100

Total Liabilities	5,850	5,100

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 10,360,000 issued and outstanding	10,360	10,360
Additional paid in capital	21,240	21,240
Retained deficit	(35,838)	(21,160)
Total Stockholders' Equity (Deficit)	(4,238)	10,440

Total Liabilities and Stockholders' Equity (Deficit)	$1,612	$15,540

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Revenue	$-	$-

Operating Expenses:
General and administrative	14,678	6,529
Total operating expenses	14,678	6,529

Income (loss) from operations	(14,678)	(6,529)

Income (loss) before provision for income taxes	(14,678)	(6,529)

Provision for income taxes	-	-

Net income (loss)	$(14,678)	$(6,529)

Net income (loss) per share:
(Basic and fully diluted)	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding:
(Basic and fully diluted)	10,360,000	8,000,000

* denotes a loss of less than $(0.01) per share.

     The accompanying notes are an integral part of these condensed unauidted financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	Equity (Deficit)

Inception, January 30, 2013	-	$-	$-	$-	$-

Stock issued for cash at $0.001 per share	8,000,000	8,000	-	-	8,000

Net loss for the period	-	-	-	(72)	(72)

Balances, March 31, 2013 - audited	8,000,000	8,000	-	(72)	7,928

Shares issued between December 2013 and March 2014 for cash at $0.01 per share	2,360,000	2,360	21,240	-	23,600

Net loss for the year	-	-	-	(21,088)	(21,088)

Balances at March 31, 2014 - audited	10,360,000	10,360	21,240	(21,160)	10,440

Net loss for the period ended	-	-	-	(14,678)	(14,678)

Balances at June 30, 2014 - unaudited	10,360,000	$10,360	$21,240	$(35,838)	$(4,238)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	Jun 30, 2014	Jun 30, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(14,678)	$(6,529)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Changes in operating assets and liabilities
Increase / (decrease) in accounts payable	750	-

Net cash provided by (used for) operating activities	(13,928)	(6,529)

Cash Flows From Investing Activities:
Deposit on equipment	-	(1,620)

Net cash provided by (used for) investing activities	-	(1,620)

Cash Flows From Financing Activities:
Loan from director	-	200

Net cash provided by (used for) financing activities	-	200

Net Increase (Decrease) In Cash	(13,928)	(7,949)

Cash At The Beginning Of The Period	15,540	8,028

Cash At The End Of The Period	$1,612	$79

Schedule of Non-Cash Investing and Financing Activities
	None
Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unadudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC. (FORMERLY ALTIMO CORP.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International Inc. ( “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines. Effective July 15, 2014, pursuant to a change in ownership described in Note. 8 Subsequent Events below, the focus and direction of the Company will now be the production and development of internet movies and training films and we changed our name to Success Entertainment Group International Inc with the Secretary of State of Nevada on August 22, 2014.
.
NOTE 2 – GOING CONCERN

The Company has incurred losses since incorporation resulting in an accumulated deficit of $35,838 as of June 30, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” accounting) and are presented in US dollars. The Company has adopted a March 31 fiscal year end.

Interim Financial Statements
The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the final results that may be expected for the year ended March 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2014 included in our Form 10-K filed with the SEC.

Development Stage Company
The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders’ equity and cash flows disclosed activity since the date of our inception (January 30, 2013) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,612 of cash as of June 30, 2014 and $ 15,450 as of March 31, 2014.

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

The Company had financial instruments at June 30, 2014 consist of cash, accounts payable and loan from director. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three months ended June 30, 2014 and 2013.

Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with ASC Topic 718 ÒStock CompensationÓ, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 ÒEquity-Based Payments to Non-EmployeesÓ, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

As of June 30, 2014 and March 31, 2014, the Company has not issued any stock-based payments to its employees and has not adopted a stock option plan or granted any stock options.

Basic and diluted Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. No potentially dilutive securities were issued or outstanding during the three month periods ended June 30, 2014 and 2103 and any such dilutive securities would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in both these periods.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

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

As of June 30, 2014 and March 31, 2014, a director had loaned $5,100 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

There were 10,360,000 shares of common stock issued and outstanding as of June 30, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

The Company account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended June 30, 2014 or 2013 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013

Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	-%	-%

Changes in the cumulative net deferred tax assets consist of the following:

	June 30, 2014	March 31, 2014

Net loss carry forward	$35,838	$21,160
Valuation allowance	(35,838)	(21,160)
	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	June 30, 2014	March 31, 2014

Tax at statutory rate	$13,977	$8,252
Valuation allowance	(13,977)	(8,252)
	$-	$-

The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. Any change of ownership may be limit the Company’s ability to utilize these NOLs under the terms of IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

Effective July 14, 2014, there was a change in control of the Company.

In accordance with the terms and provisions of that certain stock purchase agreement dated May 5, 2014 (the ("Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of common stock of the Company (the "Control Block Seller"), and Success Holding Group Corp. USA, a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 8,000,000 shares of common stock held of record.

Therefore, in accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignations of its sole officer and director, Marek Tomaszewski as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Effective June 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "Success Entertainment Group International Inc." (the “Name Change Amendment”). The Name Change Amendment was approved by our Board of Directors to better reflect the new nature of our business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to "Success Entertainment Group International Inc." (the "Name Change").

As of the date of the filing of this Quarterly Report, we have filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. We anticipate the Name Change will be effected by FINRA within approximately two weeks.

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, the Company's prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100.00 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that other than as disclosed above, there were no material events for which additional disclosure was required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Success Entertainment Group International Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp. and established a fiscal year end of March 31. We do not have revenues, have minimal assets and have incurred losses since Inception. We were formed to place and operate frozen yogurt making machines. We changed our name to Success Entertainment Group International Inc with the Secretary of State of Nevada on August 22, 2014.

Stock Purchase Agreement

In accordance with the terms and provisions of that certain stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of our restricted common stock, approximately 77% of our issued and outstanding share capital, and our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors ("Tomaszewski), and Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), Success Holding purchased from Tomaszewski all of the 8,000,000 shares of common stock held of record effective July 14, 2014..

Thus, on July 14, 2014, there was a change in control of the Company.

Further, in accordance with the terms and provisions of the Stock Purchase Agreement, we accepted the resignations of our sole officer and director, Tomaszewski as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer. See "Part II. Item 5. Other Information."

Certificate of Amendment

Name Change. Effective June 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "Success Entertainment Group International Inc." (the “Name Change Amendment”). The Name Change Amendment was approved by our Board of Directors to better reflect the new nature of our business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to "Success Entertainment Group International Inc." (the "Name Change").

As of the date of the filing of this Quarterly Report, we have filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. We anticipate the Name Change will be effected by FINRA within approximately two weeks.

CURRENT BUSINESS OPERATIONS

New business operations are currently under development and will be disclosed in subsequent filings.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three Month Period ended June 30
	2014	2013
Revenues, net	$-0-	$-0-
Operating Expenses	14,678	6,529
Loss from Operations	(14,678)	(6,529)

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013

During the three month period ended June 30, 2014, we incurred operating expenses of $14,678 compared to $6,529 incurred during the three month period ended June 30, 2013, an increase of $8,149. Operating expenses generally consisted of general and administrative of $14,678 (2013: $6,529). The increase in operating expenses was primarily attributable to the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended June 30, 2014 was ($14,678) compared to a net loss of ($6,529) during the three month period ended June 30, 2013, an increase of $8,149 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2014

As of June 30, 2014, our current assets were $1,612 and our current liabilities were $5,850, which resulted in a working capital deficit of $4,238. As of June 30, 2014, current assets comprised of $1,612 in cash and our current liabilities comprised $750 in accounts payable; and $5,100 in a loan from our former director. See -- "Material Commitments" below.

As of March 31, 2014, our current assets were $15,540 and our current liabilities were $5,100, which resulted in a working capital surplus of 10,440. As of March 31, 2014, current assets comprised of $15,540 in cash and our current liabilities comprised $5,100 in a loan from our former director. See -- "Material Commitments" below.

The decrease in total assets during the three month period ended June 30, 2014 from fiscal year ended March 31, 2014 was due to the decrease in cash of $13,928 used to pay our operating expenses in the period.

The slight increase in our liabilities during the three month period ended June 30, 2014 from fiscal year ended March 31, 2014 was primarily due to the increase in accounts payable of $750.

Cash Flows from Operating Activities

For the three month period ended June 30, 2014, net cash flows used by operating activities was $13,928 compared to $6,529 for the three month period ended June 30, 2013. During the three month ended June 30, 2014 net cash flows used in operating activities consisted primarily of a net loss of $14,678 (2013: $6,529), which was partially offset for cash flow purposes by an increase of $750 (2013: $-0-) in accounts payable.

Cash Flows from Investing Activities

For the three month period ended June 30, 2014, net cash flows used in investing activities was $0 compared to net cash flows used in investing activities of $1,620 for the three month period ended June 30, 2013 pertaining to a deposit on the proposed purchase of certain equipment.

Cash Flows from Financing Activities

For the three month period ended June 30, 2014, net cash flows from financing activities was $-0- compared to net cash flows from financing activities of $200 for the three month period ended June 30, 2013 pertaining to loan from director.

PLAN OF OPERATION AND FUNDING

The Company has incurred a loss since Inception (January 30, 2013) resulting in an accumulated deficit of $35,838 as of June 30, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

MATERIAL COMMITMENTS

Note Payable

Effective on July 15, 2014, our Board of Directors authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Tomaszewski, our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, pursuant to which Tomaszewski agreed to waive and release the debt due and owing to him in the aggregate amount of $5,100.00 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, Tomaszewski agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

Therefore, as of the date of the filing on this Quarterly Period, we the liability to the former director in the amount of $5,100 was no longer due and payable.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed in the footnotes to our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months ended June 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended June 30, 2014 or 2013.

ITEM 4. MINE SATEFY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

EXECUTIVE OFFICERS AND DIRECTORS

In accordance with the terms and provisions of the Stock Purchase Agreement, we accepted the resignations of our sole officer and director, Marek Tomaszewski as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Steve Chen Biography. During the past twenty years, Mr. Chen has been involved with a number of merger and acquisition activities involving both publicly traded and private companies. Several of the acquisitions involved the integration of chain stores and brand names, fiber optics, alternative energy technology, the Internet and logistics. Mr. Chen is also a renowned inspirational marketing speaker and a top-selling author of numerous self motivation books and multi-media courses. Mr. Chen is current the chairman of Success Holding Group Inc. (Cayman Islands) and the chairman of Success Prime Corp. (Taiwan). Mr. Chen was born in Taiwan and studied at Pepperdine University. He currently resides in both Taiwan and China.

Brian Kistler Biography. Mr. Kistler has extensive work history of over twenty five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler's ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 10,360,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:
Steve Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

All executive officers and directors as a group (2persons	-0-	0%

Beneficial Shareholders Greater than 10%

Success Holding Group Corp. USA Address	8,000,000	77.22%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 10,360,000 shares issued and outstanding.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b)	Exhibits required by Item 601.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
*   Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
a Nevada corporation

September 22, 2014	By:	/s/ Steve Chen
Steve Chen
	Its:	CEO (Principal Executive Officer)

September 22, 2014	By:	/s/ Brian Kistler
Brian Kistler
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)