Form 10-Q
period 2014-09-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2014-11-19
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

n/a
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2014
Common Stock, $0.001	10,360,000

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

(FORMERLY ALTIMO GROUP INC.)

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

Forward-Looking Information

This Quarterly Report of Success Entertainment Group International, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$-	$15,540
Total current assets	-	15,540

Total Assets	$-	$15,540

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,900	$-
Related party payable	2,072	5,100
Total current liabilties	3,972	5,100

Total Liabilities	3,972	5,100

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 10,360,000 issued and outstanding	10,360	10,360
Additional paid in capital	26,340	21,240
Retained deficit	(40,672)	(21,160)
Total Stockholders' Equity (Deficit)	(3,972)	10,440

Total Liabilities and Stockholders' Equity (Deficit)	$-	$15,540

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2014		2013		2014		2013

Revenue	$-		$-		$-		$-

Operating Expenses:
General and administrative	4,835		2,896		19,512		9,425
Total operating expenses	4,835		2,896		19,512		9,425

Income (loss) from operations	(4,835)		(2,896)		(19,512)		(9,425)

Income (loss) before provision for incomet axes	(4,835)		(2,896)		(19,512)		(9,425)

Income taxes	-		-		-		-

Net income (loss)	$(4,835)		$(2,896)		$(19,512)		$(9,425)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00	) *

Weighted average number of common shares outstanding:
(Basic and fully diluted)	10,360,000		8,000,000		10,360,000		8,000,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	Equity (Deficit)

Inception, January 30, 2013 - audited	-	$-	$-	$-	$-

Stock issued for cash at $0.001 per share	8,000,000	8,000	-	-	8,000

Net loss for the period ended March 31, 2013	-	-	-	(72)	(72)

Balances, March 31, 2013 - audited	8,000,000	8,000	-	(72)	7,928

Shares issued between December 2013 and March 2014 for cash at $0.01 per share	2,360,000	2,360	21,240	-	23,600

Net loss for the year ended March 31, 2014 - audited	-	-	-	(21,088)	(21,088)

Balances at March 31, 2014 - audited	10,360,000	10,360	21,240	(21,160)	10,440

Related party forgiveness of debt	-	-	5,100	-	5,100

Net loss for the period ended September 30, 2014	-	-	-	(19,512)	(19,512)

Balances at September 30, 2014 - unaudited	10,360,000	$10,360	$26,340	$(40,672)	$(3,972)

The accompanying notes are an integral part of these condesed unaudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss for the period	$(19,512)	$(9,425)

Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating Assets & Liabilities
Accounts Payable	1,900	6,479
Net cash provided by (used for) operating activities	(17,612)	(2,946)

Cash Flows From Investing Activities:
Deposit on equipment	-	(8,099)
Net cash provided by (used for) investing activities	-	(8,099)

Cash Flows From Financing Activities:
Loan from related party	-	3,400
Related party payable	2,072	-
Net cash provided by (used for) financing activities	2,072	3,400

Net Increase (Decrease) In Cash	(15,540)	(7,645)

Cash At The Beginning Of The Period	15,540	8,028

Cash At The End Of The Period	$-	$383

Schedule of Non-Cash Investing and Financing Activities

Forgiveness of debt from related party	$5,100	$-

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC. (FORMERLY ALTIMO GROUP CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. (“the Company”, ”we”, ”us”, or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines.

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

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, the Company's prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

Effective July 15, 2014, pursuant to the change in ownership described above, the focus and direction of the Company will now be the production and development of internet movies and training films.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (January 30, 2013) resulting in an accumulated deficit of $40,672 as of September 30, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the final results that may be expected for the year ended March 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2014 included in or Form 10-K filed with the SEC.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders’ equity (deficit)  and cash flows disclosed activity since the date of our inception (January 30, 2013) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of September 30, 2014 and $ 15,450 as of March 31, 2014.The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2014 and March 31, 2014, the Company’s bank deposits did not exceed the insured amounts.

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

The Company’s financial instruments consist of cash, accounts payable and loan from director. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended September 30, 2014 and 2013.

Stock-Based Compensation\

As of September 30, 2014, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. No potentially dilutive securities issued or outstanding during the three and six months ended September 30, 2014 or 2013 and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

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

NOTE 4 – RELATED PARTY PAYABLE

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

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, the Company's prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt. The $5,100 gain on the forgiveness of this liability has been recognized in additional paid in capital.

During the month of September 2014, the Company’s new parent company paid operating expenses on our behalf totaling $2,072.This payable to our new parent company is unsecured, non-interest bearing and due on demand.

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

There were 10,360,000 shares of common stock issued and outstanding as of September 30, 2014.

Additional Paid in Capital

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, the Company's prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt. The $5,100 gain on the forgiveness of this liability has been recognized in additional paid in capital.

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

NOTE 7 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $40,672 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Three Months to September 30, 2014	Six Months to September 30, 2014
Federal income tax benefit attributable to:
Current Operations	$1,886	$7,610
Less: valuation allowance	(1,886)	(7,610)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 39% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2014	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$15,862	$8,252
Less: valuation allowance	(15,862)	(8,252)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $40,672 for Federal income tax reporting purposes are subject to annual limitations.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2014 to November 18, 2014, the date these financial statements were issued, and has determined that there have been no substantial changes that would require disclosure.

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

We have not generated any revenue and have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six Month Period Ended September 30
	2014	2013
Revenues, net	$-0-	$-0-
Operating Expenses	19,512	9,425
Net Loss	$(19,512)	$(9,425)

Six Month Period Ended September 30, 2014 Compared to Six Month Period Ended September 30, 2013

During the six month period ended September 30, 2014, we incurred operating expenses of $19,512 compared to $9,425 incurred during the six month period ended September 30, 2013, an increase of $10,087. Operating expenses generally consisted of general and administrative of $19,512 (2013: $9,425). The increase in operating expenses was primarily attributable to the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the six month period ended September 30, 2014 was ($19,512) compared to a net loss of ($9,425) during the six month period ended September 30, 2013, an increase of $10,087 due to the factors discussed above.

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

	Three Month Period Ended September 30,
	2014	2013
Revenue, net	$0	$0
Operating Expenses	4,835	2,896
Net loss	$(4,835)	$(2,896)

During the three month period ended September 30, 2014, we incurred operating expenses of $4,835 compared to $2,896 incurred during the three month period ended September 30, 2013, an increase of $1,939. Operating expenses generally consisted of general and administrative of $4,835 (2013: $2,896). The increase in operating expenses was primarily attributable to the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended September 30, 2014 was ($4,835) compared to a net loss of ($2,896) during the three month period ended September 30, 2013, an increase of $1,939 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2014

As of September 30, 2014, our current assets were $-0- and our current liabilities were $3,972, which resulted in a working capital deficit of $3,972. As of September 30, 2014, current liabilities were comprised of $1,900 in accounts payable and $2,072 in related party payable.

As of fiscal year ended March 31, 2014, our current assets were $15,540 and our current liabilities were $5,100, which resulted in a working capital surplus of $10,440. As of fiscal year ended March 31, 2014, current assets comprised of $15,540 in cash and our current liabilities comprised $5,100 in a loan from our former director.

The decrease in total assets during the six month period ended September 30, 2014 from fiscal year ended March 31, 2014 was due to the decrease in cash of $15,540 used to pay our operating expenses in the period.

The decrease in our liabilities during the six month period ended September 30, 2014 from fiscal year ended March 31, 2014 was primarily due to the decrease in related party payable arising from the forgiveness of $5,100 of debt by our former director and principal shareholder.

Cash Flows from Operating Activities

For the six month period ended September 30, 2014, net cash flows used by operating activities was $17,612 compared to $2,946 for the six month period ended September 30, 2013. During the six month ended September 30, 2014 net cash flows used in operating activities consisted primarily of a net loss of $19,512 (2013: $9,425), which was partially offset for cash flow purposes by an increase of $1,900 (2013: $6,479) in accounts payable.

Cash Flows from Investing Activities

For the six month period ended September 30, 2014, net cash flows used in investing activities was $0 compared to net cash flows used in investing activities of $8,099 for the six month period ended September 30, 2013 pertaining to a deposit on the proposed purchase of certain equipment.

Cash Flows from Financing Activities

For the six month period ended September 30, 2014, net cash flows from financing activities was $2,072 pertaining to the related party payable compared to net cash flows from financing activities of $3,400 for the six month period ended September 30, 2013 pertaining to loan from director.

PLAN OF OPERATION AND FUNDING

We have incurred a loss since inception (January 30, 2013) resulting in an accumulated deficit of $40,672 as of September 30, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and, or, the private placement of common stock.

Because of our history of losses, our independent auditors, in the reports on the financial statements for the year ended March 31, 2014 and for the period from Inception (January 30, 2013) to March 31, 2013, expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

MATERIAL COMMITMENTS

Related Party Payable

During the six month period ended September 30, 2014, our majority shareholder and parent company paid operating expenses on our behalf of $2,072.  This payable is unsecured, non-interest bearing and due on demand.

Previously, effective on July 15, 2014, our Board of Directors authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Tomaszewski, our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, pursuant to which Tomaszewski agreed to waive and release the debt due and owing to him in the aggregate amount of $5,100.00 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, Tomaszewski agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt. Therefore, as of the date of the filing on this Quarterly Period, the liability to the former director in the amount of $5,100 was no longer due and payable. The gain on the forgiveness of this liability has been recognized in additional paid in capital.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and no cash on hand. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed in the footnotes to our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter of the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014/2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six months ended September 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended September 30, 2014 or 2013.

ITEM 4. MINE SATEFY DISCLOSURES

Not applicable to our Company.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:
Steve Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%

All executive officers and directors as a group (2persons	-0-	0%

Beneficial Shareholders Greater than 10%

Success Holding Group Corp. 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000	77.22%

_____________

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

________________

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
a Nevada corporation

November 18, 2014	By:	/s/ Steve Chen
Steve Chen
	Its:	CEO (Principal Executive Officer)

November 18, 2014	By:	/s/ Brian Kistler
Brian Kistler
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

