Form 10-KT
period 2014-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2015-03-31
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2014 to December 31, 2014

Commission File Number: 333-188401

Success Entertainment Group International Inc.

 (Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park

F ort Wayne, Indiana 46825

(Address of principal executive offices, including Zip Code)

(260) 490-9990

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: September 30, 2014 approximately $-0-.

As of March 27, 2015, there were 10,360,000 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Success Entertainment Group International, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

Success Entertainment Group International Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp. We do not have revenues, have minimal assets and have incurred losses since inception. We were formed to place and operate frozen yogurt making machines. We changed our name to Success Entertainment Group International Inc with the Secretary of State of Nevada on August 22, 2014. Out current focus and operational direction will be the production and development of internet movies and training films.

Stock Purchase Agreement /Change in Control

In accordance with the terms and provisions of that certain stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of our restricted common stock, approximately 77% of our issued and outstanding share capital, and our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors ("Tomaszewski), and Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), Success Holding purchased from Tomaszewski all of the 8,000,000 shares of common stock held of record effective July 14, 2014.

Thus, on July 14, 2014, there was a change in our control.

Further, in accordance with the terms and provisions of the Stock Purchase Agreement, we accepted the resignations of our sole officer and director, Tomaszewski as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer. See "Item 10. Directors, Executive Officers and Corporate Governance".

Certificate of Amendment-Name Change

On July 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "Success Entertainment Group International Inc." (the “Name Change Amendment”). The Name Change Amendment was approved by our Board of Directors to better reflect the new nature of our business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to "Success Entertainment Group International Inc." (the "Name Change").

Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of July 14, 2014, we had 10,360,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 8,000,000 votes, which represented approximately 77.2% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Name Change described herein in a unanimous written consent dated July 14, 2014. The Name Change was effected to better reflect our proposed future business operations.

The Name Change was effected on September 26, 2014 based upon the filing of appropriate documentation with FINRA. Our trading symbol changed to "SEGN". Our new cusip number is 86457R107.

Change in Fiscal Year

On December 1, 2014, our Board of Directors authorized an amendment to our Bylaws to change our fiscal year end from March 31 to December 31. Therefore, we will be making the following filings regarding our quarterly and annual financials:

(a)	10-K Transitional period ending 12-31-14	Due March 31, 2015

(b)	10-Q period ending 3-31-15	Due May 15, 2015

(c)	10-Q period ending 6-30-2015	Due August 14, 2015

(d)	10-Q period ending 9-30-2015	Due November 14, 2015; and

(e)	10-K period ending 12-31-2015	Due March 30, 2016.

CURRENT BUSINESS OPERATIONS

Our current focus and operations is the Internet movie business in China. Our majority shareholder, Success Holding Group Corp. USA ("SHGR"), is also the majority shareholder of Success Holding Group International Inc. ("SHGR"). SHGR is engaged in the business of production of Internet movies pursuant to which SHGR intends to invest in and produce "Inspirational Series" of Internet short films. Our focus is on production of non-series and longer Internet movies.

INTERNET MOVIES

Our movie business shall be focused on the online Internet film market in China. During fiscal year 2015, we intend to invest in the production of a minimum of one film with an inspirational theme to encourage young people to pursue their dreams and achieve true happiness.

We plan on having an operational budget of approximately $300,000 to $1,000,000 for the movie depending on the production proposal and currently intend to fund this project from financing to be received from SHGR. We also plan to sell advertising sponsorships for this Internet film. In addition, we will seek to sell issuance or broadcasting rights for this film and to develop and sell promotional and other products related to this film throughout the world.

As of the date of this Transition Report, we have not yet commenced production and/or filming. We believe that production and filming shall commence by approximately June 2015.

COMPETITION

Although there is substantial competition in the internet movie industry, we do not believe that we currently face significant competition for the types of movies we intend to create and distribute. However, many of our competitors who are in the internet movie industry could likely develop similar themed internet movies, which would place us in substantial competition with them. Since certain of these companies may have substantially greater financial, technical, managerial, marketing and other resources than we do, they may develop similar competing internet movies that could threaten us and they may compete more effectively than we can and they could also have better access to marketing their products to our potential consumers.

RESEARCH AND DEVELOPMENT

Prior to consummation of the Stock Purchase Agreement, we did not conduct any research or development activities. Subsequent to consummation of the Stock Purchase Agreement, we do not anticipate incurring any research or development expenses.

EMPLOYEES

Our business is currently managed by Mr. Steve Chen, our Chairman of the Board of Directors, Mr. Chris (Chi Jui) Hung, our Chief Executive Officer, and Mr. Brian Kistler, our President. We do not employ and persons on either a full-time basis or a part-time basis. We anticipate hiring employees primarily in operations. Such hiring, if it occurs, will be dependent upon business volume growth.

INSURANCE

We currently do not maintain any insurance.

FACTILITES

Our executive, administrative and operating offices are located at 531 Airport North Office Park, Fort Wayne, Indiana 46825. There is no lease. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS

The upcoming introduction of our services and our entry into a new market makes it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

We were incorporated on January 30, 2013 under the laws of the State of Nevada. On July 14, 2014, there was a change in our control. Since the change in control, we have focused on entering the Internet movie business and the business of investing in the production of such films in China. Because our business line is relatively new, we may be unable to evaluate the relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base and expand our product and service offerings.

In addition, our growth, anticipated product introductions and entry into a relative new market may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to maintain our potential growth rate, effectively manage expanding operations, or achieve planned growth on a timely or profitable basis, particularly if the number of consumers and businesses using our products and services increase or their demands and needs change as our business expands. Our management is required to expand its knowledge of a business which it is not familiar with. If we are unable to manage our growth and expand operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

Building, maintaining, extending and expanding our reputation and brand image are essential to our business success.

We are currently seeking to build and have an iconic brand with the goal of achieving long-standing consumer recognition. Our success will depend on our ability to build and maintain our brand image, extend our brand to new platforms, and expand our brand image with new product offerings.

We will seek to build, maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and Internet movie product innovation. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our image and brands. Moreover, adverse publicity about regulatory or legal action against our Chairman or us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in building, maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.

Our business may suffer if we do not successfully manage our potential future growth.

We have not yet experienced any growth in the past six months. We intend to continue to pursue our business operations. However, we may not be able to sustain a growth rate in revenues in future periods due to a number of factors. In addition, any expansion may place substantial demands on our managerial, operational, technological and other resources. In order to manage and support our growth, we must continue to improve our existing operational, administrative and technological systems and our financial and management controls, and recruit, train and retain additional qualified personnel, particularly as we expand into new markets. As our operations expand throughout China, we will face increasing challenges in managing a large and geographically dispersed group of employees. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new business operations into our current business plan. As a result, our reputation, business and operations may suffer.

We do not have any business liability, disruption or litigation insurance, and any business disruption or litigation we may experience might result in us incurring substantial costs and diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and are, to our knowledge, not well-developed in the field of business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in us incurring substantial costs and diversion of resources.

The success of our business depends upon the continuing contribution of our key personnel.

We are substantially dependent on the services of Steve Andrew Chen, our Chairman of the Board of Directors and Mr. Chris Hong, our Chief Executive Officer and other members of our senior management team. The knowledge of Mr. Chen of our business would be difficult to replace in the event we should lose his services. There can be no assurance that Mr. Chen will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

Our officers and director may be subject to conflicts of interest

Our officers and directors may serve only part time and can become subject to conflicts of interest. Mr. Chen may devote part of his working time to other business endeavors, including holding seminars and consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, we officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

RISKS RELATED TO ONLINE MOVIE INDUSTRY

Our future growth depends on the increased acceptance of the Internet as an effective viewing platform for movies and the increased Internet penetration among the general population in China.

We expect to generate a significant portion of our revenues from providing Internet movies to consumers. However, Internet movies may not yet be widely accepted as an effective platform by China’s general population. Many of our current or potential customers have not traditionally devoted a significant portion of their time to viewing web-based movies. They may have limited experience with the Internet as a movie medium. Some consumers may still prefer traditional movies in theaters and on DVDs and may not be willing to spend a significant portion of their budgets on online movies. Any negative perceptions as to the effectiveness of Internet movies may limit the growth of our business and adversely affect our results of operations. If the Internet does not become widely accepted as a movie platform, our business, financial position and results of operations could be materially and negatively affected.

Internet usage in China may be limited among the general population. China has a relatively low penetration rate compared to most developed countries. The relatively high cost of Internet access may limit the increase in Internet penetration rate in China. The relatively underdeveloped telecommunications infrastructure and capacity constraints may further impede the development of the Internet to the extent that users experience delays, transmission errors and other difficulties. In addition, China has only recently developed the Internet as a commercial medium and as a result, our Internet movie business is subject to many uncertainties, which could materially and adversely affect our business prospects, financial condition and results of operations.

Failure to enhance our brand recognition could have a material adverse effect on our results of operations and growth prospects.

We believe the importance of brand recognition for our Internet movies will increase as the number of Internet users in China grows. If we fail to effectively enhance our brand recognition, we may not be able to attract new consumers to for movie viewing. Furthermore, if our Internet movies are to be successful, we need to attract viewers on a regular basis by providing Internet movies and other relevant information. If we fail to attract enough viewers, we may not be able to generate sufficient revenues, which could materially and adversely affect our financial position and results of operations. While we plan to continue to enhance our brand recognition for our Internet movies, we may not always be able to achieve its expected results or do so in a short period of time. If this happens, our business prospects, financial condition and results of operations may be materially adversely affected.

We will rely on China’s general population for a substantial portion of our revenues and future growth, but the Internet movie industry is at an early stage of development and subject to many uncertainties.

We will rely on China’s general population for a substantial portion of the revenues that we expect to generate from providing Internet movies. We believe that we will greatly benefit from the rapid growth of China’s Internet usage during the past few years. However, China’s Internet movie services are still at an early stage of development and remain subject to many uncertainties. We cannot predict how this industry will develop in the future. Further, the growth of China’s Internet movie industry could be affected by many factors, including:

•	general economic conditions in China and around the world; and

•	the growth of disposable household income available to for Internet movies.

Any adverse change to these factors could reduce demand for Internet movies. Demand for our Internet movie products and services may be particularly sensitive to changes in general economic conditions. If China’s economy stagnates or contracts, our business, financial condition and results of operations would be materially and adversely affected.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.

Any actual or perceived threat of a financial crisis in China, in particular a credit and banking crisis, could have an indirect, but material and adverse impact on our business and results of operations. The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges, including the escalation of the European sovereign debt crisis in 2011 and the slowdown of the Chinese economy since 2012. It is unclear whether the European sovereign debt crisis will be contained and whether the Chinese economy will maintain its high growth rate. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in oil price and other markets, and over the possibility of a war involving Iran. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. It is impossible to predict how the Chinese economy would develop in the future.

Nonetheless, any slowdown in China’s economic development might lead to increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. To the extent any fluctuations in the Chinese economy significantly affect demand for Internet movies or change spending habits, our results of operations may be materially and adversely affected.

Problems with China’s Internet infrastructure or with our third-party data center hosting facilities could impair the delivery of our services and harm our business.

Our Internet movie business will heavily depend on the performance and reliability of China’s Internet infrastructure, the continual accessibility of bandwidth and servers to service providers’ networks, and the continuing performance, reliability and availability of technology platforms. Because we do not license software to customers, Internet movie viewers will need to depend on the Internet to access the Internet movies, which must be properly running and accessible to all viewers at all times. We will rely on major Chinese telecommunication companies to provide us with bandwidth for our Internet movie services, and we may not have any access to comparable alternative networks or services in the event of disruptions, failures or other problems. Content distribution networks, located in several regions throughout China, may also be shut down or otherwise experience interruptions in a particular region. Internet access may not be available in certain areas due to natural disasters, such as earthquakes or local government decisions. If we experience technical problems in delivering Internet movies either at national or regional level, we could experience reduced demand for our Internet movies, lower revenues and increased costs.

Failure to protect our brand, trademarks, software copyrights, trade secrets and other intellectual property rights could have a negative impact on our business.

We believe our Internet movie brand, trademarks, software copyrights, trade secrets and other intellectual property rights will be critical to our success. Any unauthorized use of our brand, trademarks, software copyrights, trade secrets and other intellectual property rights could harm our competitive advantages and business. Our efforts in protecting our brand and intellectual property rights may not always be effective. We intend to file applications to register any trademarks in China, but may not be able to register such marks or register them within the category it seeks. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we may take to protect our intellectual property rights may not be adequate. Further, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. As the right to use Internet domain names is not rigorously regulated in China, other companies may incorporate in their domain names elements similar in writing or pronunciation to our potential trademarks and domain names. Our business could be materially and adversely affected if we could not adequately protect our content, trademarks, copyrights, trade secrets and other intellectual property.

Copyright infringement and other intellectual property claims against us may adversely affect our business.

We could be subject to claims based upon the content that is contained in our Internet movies. Any lawsuits or threatened lawsuits, in which we are potentially involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating its business. Any judgments against us in such suits, or related settlements, could harm its reputation and have a material adverse effect on its results of operations. If a lawsuit against us is successful, we may be required to pay damages. As a result, the scope of our Internet movies we will offer to viewers could be reduced, which may adversely affect our ability to attract and retain viewers.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Certain political and economic considerations relating to China could adversely affect our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities which could adversely affect our company.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

Our contractual arrangements in China are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, proscribing remittance of profits offshore and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If the PRC government finds that the agreements that establish the structure for operating our businesses in China do not comply with applicable PRC governmental restrictions on foreign investment in Internet content or if these regulations or the interpretation of existing regulations change in the future, we could be subject to penalties or be forced to relinquish its interests in those operations.

PRC law currently limits foreign ownership of companies that provide Internet content services in China up to 50%. Foreign and wholly foreign-owned enterprises are currently restricted from providing other Internet information services. As such, we may conduct our business through contractual arrangements with its structured entities in China. Each of the structured entities will be owned by individual shareholders who are PRC citizens and hold the requisite licenses or permits to provide Internet content services in China. We expect to depend on structured entities to operate our businesses. There are uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with structured entities. We have been advised that each of such contractual agreements for operating its business in China (including its corporate structure and contractual arrangements with the structured entities), need to comply with all applicable existing PRC laws, rules and regulations, and not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, we cannot assure that the PRC regulatory authorities will not adopt any new regulation to restrict or prohibit foreign investment in Internet business through contractual arrangement in the future, or will not determine that our corporate structure and potential contractual arrangements violate PRC laws, rules or regulations.

We may have exposure to greater than anticipated tax liabilities.

We will be subject to enterprise income tax, business tax or value-added tax, and other taxes in each province and city in China where we have operations. Our tax structure is subject to review by various local tax authorities. The determination of its provision for income tax and other tax liabilities requires significant judgment. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believes our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past twenty years, the rate of inflation in China has been as high as 24.1% in 1994 and as low as -1.4% in 1999 (according to National Bureau of Statistics of China). These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB 8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the RMB we convert would be reduced.

The RMB is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

We receive all of our revenues in PRC in RMB. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and some of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

We are subject to the United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities. We have financed our operations primarily through loans from related parties and cash flow from our new operations. It is possible that during the next twelve months we may seek to to finance the growth of our operations through sales of stock and/or issuance of convertible promissory notes.

Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the NYSE MKT or The NASDAQ Stock Market. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the OTCQB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our common stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

We expect the market price of our common stock to fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC’s penny stock rules.

Since our common stock may be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value.

Certain provisions of our Certificate of Incorporation and Bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and Bylaws and certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. These provisions may have the effect of delaying, deferring or preventing a change in our control.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	changes in the industries in which we operate;
●	regulatory actions regarding our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting the industries in which we operate;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of the our Common Stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive, administrative and operating offices are located at 531 Airport North Office Park, Fort Wayne, Indiana 46825 has been provided by our president at no cost. There is no lease currently but one is being negotiated to begin in April 2015.

We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the OTC Markets Pink Sheets under the symbol “SEGN.” Our shares of common stock do not actively trade and, therefore, no historical high and low bid prices relating to our common stock on a quarterly basis has been presented.

HOLDERS

The approximate number of stockholders of record at March 27, 2015 was 56. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As at March 27, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	-	-0-
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	-0-	-	-0-

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any shares during the period from April 1, 2014 through the date of this Annual Report.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the nine months ended December 31, 2014 and fiscal year ended March 31, 2014, together with notes thereto as included in this Transition Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Transition Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation

Summary

We are a Nevada corporation formed on January 30, 2013 under the name "Altimo Group Corp." Prior to the Change in Control Transaction (discussed below), Altimo did not have any significant assets or operations. On August 22, 2014, we changed our name to Success Entertainment Group International Inc. to better reflect our planned future business operations following the change in control transaction described below.

Change in Control

On July 14, 2014, there was a change in our control. In accordance with the terms and provisions of that certain stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of our restricted common stock, approximately 77% of our issued and outstanding share capital, and our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors ("Tomaszewski), and Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), Success Holding purchased from Tomaszewski all of the 8,000,000 shares of common stock held of record effective July 14, 2014. In addition, we accepted the resignation of our sole officer and director, Tomaszewski as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Change in Fiscal Year End

On December 1, 2014, our Board of Directors authorized an amendment to our Bylaws to change our fiscal year end from March 31 to December 31.

RESULTS OF OPERATION

Nine Months Ended December 31, 2014 Compared to Fiscal Year Ended March 31, 2014

During the nine month period ended December 31, 2014 and fiscal year ended March 31, 2014, we did not generate revenue. During the nine month period ended December 31, 2014, we incurred general and administrative expenses $24,974 compared to $19,468 incurred for fiscal year ended March 31, 2014, which is an increase of $5,506. The increase in operating expenses was primarily attributable to the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations for the nine month period ended December 31, 2014 was ($24,974) compared to a loss from operations of ($19,468) for fiscal year ended March 31, 2014 due to the factors discussed above.

During the nine month period ended December 31, 2014, we did not record any further loss as compared to a loss on equipment deposit of $1,620 incurred during fiscal year ended March 31, 2014.

Thus, our net loss for the nine month period ended December 31, 2014 was ($24,974) or $0.00 per share compared to a net loss of ($21,088) or $0.00 per share due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014

For the nine month period ended December 31, 2014, we reported a net loss of ($24,974) and a stockholders’ deficit of ($9,434) at that date.

As of December 31, 2014, our current assets were $-0- (March 31, 2014 - $15,540) and our current liabilities were $9,434 (March 31, 2014 - $5,100), which resulted in a working capital deficit of $9,434 as at December 31, 2014 (March 31, 2014 - working capital surplus of $10,440). As of December 31, 2014, current liabilities comprised a $9,434 loan from related party (March 31, 2014 - $5,100 note payable related party) .

As of December 31, 2014, our total assets were $-0- (March 31, 2014 - $15,540). The decrease in total assets from fiscal year ended March 31, 2014 was due to the decrease in cash of $15,540 which was used to fund our operating losses in the nine months ended December 31, 2014.

As of December 31, 2014, our total liabilities were $9,434 (March 31, 2014 - $5,100) comprised entirely of current liabilities. The increase in total liabilities from fiscal year ended March 31, 2014 was primarily due to the increase in loan from related party of $9,434 required to fund our operating losses in the nine months ended December 31, 2014

Accumulated deficit increased from $21,160 at fiscal year ended March 31, 2014 to $46,134 at December 31, 2014 due to the losses we incurred in the nine months ended December 31, 2014.

We believe that further loans from related parties and private offerings of our shares will be sufficient to satisfy our upcoming working capital needs, capital asset purchases and other liquidity requirements associated with our operations over the next 12 months. To the extent we need additional capital, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Debt financing could require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. A failure to secure additional funding when needed may require us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations and would have a material adverse effect on our future business and financial condition.

Cash Flows from Operating Activities

For the nine month period ended December 31, 2014, net cash flows used in operating activities was $24,974 compared to net cash flows used in operating activities of $19,468 for fiscal year ended March 31, 2014. Net cash flows used in operating activities during the nine month period ended December 31, 2014 consisted of a net loss of $24,974. Net cash flows used in operating activities during fiscal year ended March 31, 2014 consisted of a net loss of $21,088, which was reduced for cash flow purposed by a non cash write off of a $1,620 equipment deposit.

Cash Flows from Investing Activities

For the nine month period ended December 31, 2014 and fiscal year ended March 31, 2014, we did not generate or use any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and advances from related parties. For the nine month period ended December 31, 2014, cash flows provided by financing activities was $9,434 compared to $17,400 for fiscal year ended March 31, 2014. Cash flows from financing activities of $9,434 for the nine month period ended December 31, 2014 consisted of $9,434 in proceeds from a related party. Cash flows from financial activities of $17,400 for fiscal year ended March 31, 2014 consisted of: (i) $5,000 in loan from related party; and (ii) $23,600 in proceeds from sale of common stock.

Future Cash Commitments

Our majority shareholder, Success Holding Group Corp. USA ("Success Holding"), paid certain operating costs on our behalf. The total amount owed as of December 31, 2014 is $9,434.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed all the recent accounting pronouncements issued to date of the issuance of our financial statements and we do not believe any of these pronouncements will have a material impact on us.

OFF-BALANCE SHEET ARRANGMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2014 and March 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Success Entertainment Group International, Inc.

(Formerly Altimo Group Corp.)

Fort Wayne, Indiana

We have audited the accompanying balance sheets of Success Entertainment Group International, Inc. (formerly Altima Group Corp.) as of December 31, 2014 and March 31, 2014 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the nine month period ended December 31, 2014 and the year ended March 31, 2014. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. (formerly Altima Group Corp.) as of December 31, 2014 and March 31, 2014, and the results of its operations and its cash flows for the nine month period ended December 31, 2014 and the year ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado

March 30, 2015

9605 West 49thAve. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
BALANCE SHEETS

	December 31,	March 31,
	2014	2014

ASSETS

Current assets
Cash	$-	$15,540
Total current assets	-	15,540

Total Assets	$-	$15,540

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Note payable - related party	$-	$5,100
Loan - related party	9,434	-
Total current liabilties	9,434	5,100

Total Liabilities	9,434	5,100

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value;
75,000,000 shares authorized; 10,360,000
issued and outstanding	10,360	10,360
Additional paid in capital	26,340	21,240
Retained deficit	(46,134)	(21,160)
Total Stockholders' Equity (Deficit)	(9,434)	10,440

Total Liabilities and Stockholders' Equity (Deficit)	$-	$15,540

The accompanying notes are an integral part of these financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
STATEMENT OF OPERATIONS

	Nine Months		Nine Months		Twleve Months
	Ended		Ended		Ended
	December 31,		December 31,		March 31,
	2014		2013		2014
			(unaudited)

Revenue	$-		$-		$-

Operating Expenses:
General and administrative	24,974		11,448		19,468
Total operating expenses	24,974		11,448		19,468

Loss from operations	(24,974)		(11,448)		(19,468)

Other Expenses
Loss on write off of equipment deposit	-		-		(1,620)

Income (loss) before provision for income taxes	(24,974)		(11,448)		(21,088)

Provision for income taxes	-		-		-

Net income (loss)	$(24,974)		$(11,448)		$(21,088)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	*	$(0.00)	*	$(0.00)	*

Weighted average number of
common shares outstanding	10,360,000		8,020,438		8,524,055

* denotes a loss of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Stockholders'
		Amount	Paid in	Retained	Equity
	Shares	($0.001 Par)	Capital	(Deficit)	(Deficit)

Balances, March 31, 2013	8,000,000	$8,000	$0	$(72)	$7,928

Shares issued between December
2013 and March 2014 for cash at
$0.01 per share	2,360,000	2,360	21,240	-	23,600

Net loss for the year ended
March 31, 2014	-	-	-	(21,088)	(21,088)

Balances at March 31, 2014	10,360,000	10,360	21,240	(21,160)	10,440

Related party forgiveness of debt	-	-	5,100	-	5,100

Net loss for the period ended
December 31, 2014	-	-	-	(24,974)	(24,974)

Balances at December 31, 2014	10,360,000	$10,360	$26,340	$(46,134)	$(9,434)

The accompanying notes are an integral part of these financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(FORMERLY ALTIMO GROUP CORP)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	Twleve Months
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2014	2013	2014
		(unaudited)

Cash Flows From Operating Activities:
Net loss for the period	$(24,974)	$(11,448)	$(21,088)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on write off of equipment deposit	-	-	1,620
Changes in operating assets & liabilities
Net cash provided by (used for) operating activities	(24,974)	(11,448)	(19,468)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-

Cash Flows From Financing Activities:
Loan from related party	9,434	3,400	5,000
Proceeds from sale of common stock	-	14,000	23,600
Net cash provided by (used for) financing activities	9,434	17,400	28,600

Net Increase (Decrease) In Cash	(15,540)	5,952	9,132

Cash At The Beginning Of The Period	15,540	6,408	6,408

Cash At The End Of The Period	$-	$12,360	$15,540

Schedule of Non-Cash Investing and Financing Activities

Forgiveness of debt from related party	$5,100	$-	$-

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

(FORMERLY ALTIMO GROUP CORP.)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

AND THE TWELVE MONTH PERIOD ENDED MARCH 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. (“the Company”, ”we”, ”us”, or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines.

Effective July 14, 2014, there was a change in control of the Company.

In accordance with the terms and provisions of a stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of common stock of the Company (the "Control Block Seller"), and Success Holding Group Corp. USA, a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 8,000,000 shares of common stock held of record.

In accordance with the terms and provisions of the Stock Purchase Agreement, the Company accepted the resignations of its sole officer and director, Marek Tomaszewski as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary, Treasurer and Chief Financial Officer.

Effective July 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "Success Entertainment Group International Inc." (the “Name Change Amendment”). The Name Change Amendment was approved by our Board of Directors to better reflect the new nature of our business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to "Success Entertainment Group International Inc."

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, the Company's prior President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

Effective July 15, 2014, pursuant to the change in ownership described above, the focus and direction of the Company will now be the production and development of internet movies and training films.

On December 1, 2014 the Board of Directors of the Company authorized an amendment to its Bylaws to change the Company’s fiscal year end From March 31 to December 31.

On December 2, 2014, our Board of Directors accepted the resignation of Steve Chen as the Chief Executive Officer and appointed Chris (Chi Jui) Hong as the Chief Executive Officer and a member of the Board of Directors. Following this appointment, our Board of Directors consists of three members: (i) Steve Andrew Chen; (ii) Brian Kistler; and (iii) Chris (Chi Jui) Hong.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $46,134 as of December 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of December 31, 2014 and $15,450 as of March 31, 2014.

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

The Company’s financial instruments consist of cash, a related party loan and note payable related party. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine month periods ended December 31, 2014 and 2013 (unaudited) and the twelve month period ended March 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2014, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the twelve month period ended March 31, 2014, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

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

As of March 31, 2014, a director had loaned $5,100 to the Company to provide working capital for its business operations.

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

NOTE 5 – LOAN PAYABLE – RELATED PARTY

During nine months ended December 2014, Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2014 is $9,434.

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

There were 10,360,000 shares of common stock issued and outstanding as of December 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual

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

Legal

We were not subject to any legal proceedings during the nine month periods ended December 31, 2014 or 2013 (unaudited) or the twelve month period ended March 31, 2014 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 8 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $46,134 that may be available to reduce future years’ taxable income in varying amounts through 2031.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $40,673 for Federal income tax reporting purposes are subject to annual limitations.

Should a further change in ownership occur net operating loss carry forwards may be further limited as to use in future years.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Nine months to December 31, 2014	Nine months to December 31, 2013 (unaudited)	Twelve Months to March 31, 2014
Federal income tax benefit attributable to:
Current Operations	$8,491	$3,892	$7,170
Less: valuation allowance	(8,491)	(3,892)	(7,170)
Net provision for Federal income taxes	$-	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover
Less: valuation allowance	$15,686	$7,221
Net deferred tax asset	(15,686)	(7,221)
	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2014 to March 27, 2015 the date these financial statements were issued, and has determined that there have been no substantial changes that would require disclosure.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position(s)

Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	47	Chairman of the Board of Directors

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	59	President, Secretary, Treasurer/Chief Financial Officer and member of the Board of Directors

Chris (Chi Jui) Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	56	Chief Executive Officer and member of the Board of Directors

In accordance with the terms and provisions of the Stock Purchase Agreement, the Board of Directors of accepted the resignation of our sole officer and director, Tomaszewski, as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective July 14, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Steve Chen as a member of the Board of Directors and the Chief Executive Officer; and (ii) Brian Kistler as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer.

Effective December 2, 2014, Mr. Chen resigned as our Chief Executive Officer and retains his position as Chairman of the Board of Directors. On December 2, 2014, the Board of Directors approved the appointment of Chris (Chi Jui) Hong as our Chief Executive Officer and a member of the Board of Directors.

Steve Chen. During the past twenty years, Mr. Chen has been involved with a number of merger and acquisition activities involving both publicly traded and private companies. Several of the acquisitions involved the integration of chain stores and brand names, fiber optics, alternative energy technology, the Internet and logistics. Mr. Chen is also a renowned inspirational marketing speaker and a top-selling author of numerous self motivation books and multi-media courses. Mr. Chen is current the chairman of Success Holding Group Inc. (Cayman Islands) and the chairman of Success Prime Corp. (Taiwan). Mr. Chen was born in Taiwan and studied at Pepperdine University. He currently resides in both Taiwan and China.

Brian Kistler. Mr. Kistler has extensive work history of over twenty five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler's ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.

Chris (Chi Jui) Hong. During the past thirty years, Mr. Hong has been involved in investment management specializing in business model innovation and capital investment. Mr. Hong has served as a member of board of directors for several publicly listed companies in Taiwan and Hong Kong, including Acme Food Groups, Sinho Group, SPC Inc. and ORFF Inc. Mr. Hong works between Taiwan and China. Mr. Hong will be focusing on acquisitions or mergers with potential candidate enterprises and businesses. He intends to target potential investments in approximately thirty well-known brands to assist the Company in becoming a major holding group over the next ten to twenty years. Mr. Hong graduated from Fu Jen Catholic University with a B.S. and EMBA degree majoring in mass communications.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the newly appointed Board of Director’s composition and only recent significant increase in operational activity, the Board of Directors believes it had been able to effectively manage the issues normally considered by such committees. However, our Board of Directors is currently underway in undertake a review of the procedures required to establish these committees in the near future.

Audit Committee and Financial Expert

Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We have not adopted a Code of Ethics and Business Conduct.

Board Leadership Structure and Role in Risk Oversight

Mr. Steve Andrew Chen serves as Chairman of the Board of Directors and Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the transition period ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Brian Kistler was late in filing a Form 4 and a Form 3, SHGR was late in filing a Form 3, Chris Hong was late in filing a Form 3 and Steve Andrew Chen was late in filing a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the ten month period ended December 31, 2014 and fiscal years ended March 31, 2014 and 2013.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marek Tomaszewski, prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (1)	Nine month ended December 31, 2014 Year ended March 31, 2014 Year ended March 31, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Steve Andrew Chen, prior Chief Executive Officer (4)	Nine month ended December 31, 2014 Year ended March 31, 2014 Year ended March 31, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Brian Kistler, current President, Secretary, Treasurer/Chief Financial Officer (5)	Nine month ended December 31, 2014 Year ended March 31, 2014 Year ended March 31, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Chris Hong, current Chief Executive Officer (6)	Nine month ended December 31, 2014 Year ended March 31, 2014 Year ended March 31, 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

______________

(1)	Marek Tomaszewski was the original executive officer and resigned effective on July 14, 2014.
(4)

On July 14, 2014, Steve Andrew Chen was appointed a member of the Board of Directors and the Chief Executive Officer. Effective December 2, 2014, Mr. Chen resigned as our Chief Executive Officer and retains his position as Chairman of the Board of Directors.

(5)	On July 14, 2014, Brian Kistler was appointed as a member of the Board of Directors and the President, Secretary and Treasurer/Chief Financial Officer
(6)	On December 2, 2014, the Board of Directors approved the appointment of Chris (Chi Jui) Hong as our Chief Executive Officer and a member of the Board of Directors.

OUTSTANDING EQUITY AWARDS

We do not have an equity compensation plan.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
	-0-	-	-	-	-	-	-	-	-

LONG TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of the date of this Transition Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Transition Report, there are 10,360,000 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000 (2)	72.22%
Common Stock	Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	-0-	0%
Common Stock	Chris (Chi Jui) Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000 (2)	72.22%
Common Stock	All directors and named executive officers as a group (3 persons)	8,000,000	72.22%
	5% or Greater Shareholders
Common Stock	Success Holding Group Corp. USA (“SHGR”) 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000 (2)	72.22%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Transition Report. As of the date of this Transition Report, there are 10,360,000 shares of common stock outstanding.

(2)

The officers and directors of SHGR are: (i) Steve Andrew Chen as President/Chief Executive Officer and member of the Board of Directors; and (ii) Chris (Chi Jui) Hong as the Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. In such capacities, Steve Andrew Chen and Chris (Chi Jui) Hong are considered to hold shared voting and dispositive power over the 23,593,750 shares held by SHGR

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Related Party Loans

As of March 31, 2014, a former director had loaned $5,100 to us to provide working capital for our business operations.

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt. The $5,100 gain on the forgiveness of this liability has been recognized in additional paid in capital.

As of December 31, 2014, we had an outstanding amount payable to Success Holding Group Corp. USA, the principal shareholder of the Company, $9,434. SHGR had advanced these funds to us to pay administrative and operating expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the nine month period ended December 31, 2014 and fiscal year ended March 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,350 and $7,850, respectively.

Audit-Related Fees

For the nine month period ended December 31, 2014 and fiscal year ended March 31, 2014 , there were $-0- in fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the nine month period ended December 31, 2014 and fiscal year ended March 31, 2014, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

ITEM 16. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Sales Agreement (1)
10.2	Lease Agreement dated March 20, 2013 (1)
10.3	Amended and Restated Lease Agreement dated June 26, 2013 (2)
10.4	Description of Verbal Agreement with Marek Tomaszewski (2)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

_____________

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on May 7, 2013.
(2)	Incorporated by reference to the exhibit filed with the Company's Amendment No. 1 to Registration Statement on Form S-1 with the Securities and Exchange Commission on July 15, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Entertainment Group International, Inc.
a Nevada corporation

March 30, 2015	By:	/s/ Chris Hong
Chris Hong
	Its:	Chief Executive Officer Director

March 30, 2015	By:	/s/ Brian Kistler
Brian Kistler
	Its:	Chief Financial Officer/Principal Accounting Officer Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steve Andrew Chen	March 30, 2015
Steve Andrew Chen
Its:	Director

