Form 10-Q
period 2015-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2015-05-20
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0868975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2015
Common Stock, $0.001	10,360,000

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

Forward-Looking Information

This Quarterly Report of Success Entertain Group International, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accrued expenses	$7,000	$-
Loan - related party	11,849	9,434
Total Current Liabilities	18,849	9,434

Total Liabilities	18,849	9,434

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(55,549)	(46,134)
Total stockholders' equity (deficit)	(18,849)	(9,434)
Total liabilities and stockholders' equity (deficit)	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31
	2015	2014
Revenue	$-	$-

Operating Expenses
General and administrative	9,415	8,020

Net Income (Loss) from Operation	(9,415)	(8,020)

Other Expenses	-	(1,620)

Net Income (Loss) from Operation before Taxes	(9,415)	(9,640)

Provision for Income Taxes	-	-

Net Income (Loss)	$(9,415)	$(9,640)

Earnings (Loss) per common share-Basic and
diluted	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding Basic and diluted	10,360,000	10,061,333

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31
	2015	2014
Operating Activities
Net loss of the period	$(9,415)	$(9,640)
Loss on equity deposit	-	1,620
Accrued expenses increase (decrease)	7,000	-
Net cash used in operating activities	(2,415)	(8,020)

Financing Activities
Proceeds from sales of common stock	-	9,600
Loans from related parties	2,415	1,600
Net cash provided by financing activities	2,415	11,200

Net increase (decrease) in cash and equivalents	-	3,180

Cash and equivalents at beginning of the period	-	12,360
Cash and equivalents at end of the period	$-	$15,540

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $55,549 as of March 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of March 31, 2015 and December 31, 2014.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2015 and December 31, 2014, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended March 31, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at March 31, 2015, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the three month periods ended March 31, 2015 and 2014, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at March 31, 2015 and December 31, 2014 are $11,849 and $9,434, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of March 31, 2015 and December 31, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Legal

We were not subject to any legal proceedings on March 31, 2015 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Success Entertainment Group International Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp. and established a fiscal year end of March 31. In accordance with the terms and provisions of that certain stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of our restricted common stock, approximately 77% of our issued and outstanding share capital, and our prior President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors ("Tomaszewski"), and Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), Success Holding purchased from Tomaszewski all of the 8,000,000 shares of common stock held of record effective July 14, 2014. Thus, on July 14, 2014, there was a change in control of the Company.

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

As of the date of this Quarterly Report, we have not yet commenced production and/or filming. We believe that production and filming shall commence by approximately June 2015.

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

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three Month Period ended March 31
	2015	2014
Revenues, net	$-0-	$-0-
Operating Expenses	9,415	8,020
Loss from Operations	(9,415)	(8,020)

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014.

During the three month period ended March 31, 2015 and March 31, 2014, we did not generate any revenue. During the three month period ended March 31, 2015, we incurred operating expenses of $9,415 compared to $8,020 incurred during the three month period ended March 31, 2014, an increase of $1,395. Operating expenses generally consisted of general and administrative of $9,415 (2014: $8,020). The increase in operating expenses was primarily attributable to the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our net loss from operations during the three month period ended March 31, 2015 was $9,415 compared to a net loss from operations during the three month period ended March 31, 2014 of $8,020.

During the three month period ended March 31, 2015, we did not incur other expenses as compared to $1,620 incurred as other expenses during the three month period ended March 31, 2014.

Therefore, our net loss for the three month period ended March 31, 2015 was $9,415 or $0.00 per share compared to a net loss of $9,640 or $0.00 per share during the three month period ended March 31, 2014, a slight decrease of $225 due to the incurrence of $1,620 as other expense during the three month period ended March 31, 2014. The weighted average number of shares outstanding was 10,360,000 and 10,061,333 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015

As of March 31, 2015, our current assets were $-0- (December 31, 2014: $-0-) and our current liabilities were $18,849 (December 31, 2014: $9,434), which resulted in a working capital deficit of $18,849 as at March 31, 2015 (December 31, 2014: working capital deficit of $9,434). As of March 31, 2015, current liabilities were comprised of $11,849 loan from related party (December 31, 2014: $9,434) and accrued expenses of $7,000 (December 31, 2014: $-0-).

As of March 31, 2015, our total assets were $-0- (December 31, 2014: $-0-).

As of March 31, 2015, our total liabilities were $18,849 (December 31, 2014: $9,434) comprised entirely of current liabilities. The increase in total liabilities from fiscal year ended December 31, 2014 was primarily due to the recording of accrued expenses of $7,000 at March 31, 2015.

Accumulated deficit increased from $46,134 at fiscal year ended December 31, 2014 to $55,549 at March 31, 2015 due to the losses we incurred in the three month period ended March 31, 2015.

Stockholders' equity (deficit) increased from ($46,134) at fiscal year ended December 31, 2014 to ($18,849) at three month period ended March 31, 2015.

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

Cash Flows from Operating Activities

For the three month period ended March 31, 2015, net cash flows used in operating activities was $2,415 compared to $8,020 for the three month period ended March 31, 2014. During the three month ended March 31, 2015, net cash flows used in operating activities consisted primarily of a net loss of $9,415 (2014: $9,640), which was partially offset for cash flow purposes by a increase of $7,000 in accrued expenses.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three month period ended March 31, 2015, net cash flows provided by financing activities was $2,415 consisting of loans from related parties compared to net cash flows provided by financing activities of $11,200 for the three month period ended March 31, 2014 consisting of $9,600 in proceeds from sales of common stock and $1,600 in loans from related parties.

PLAN OF OPERATION AND FUNDING

We have incurred a loss since inception (January 30, 2013) resulting in an accumulated deficit of $55,549 as of March 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Because of our history of losses, our independent auditors, in the reports on the financial statements for fiscal year ended December 31, 2014 and for the period from inception (January 30, 2013) to March 31, 2014, expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

MATERIAL COMMITMENTS

Related Party Payable

As of March 31, 2015, our majority shareholder and parent company has paid operating expenses on our behalf aggregating $11,849. This payable is unsecured, non-interest bearing and due on demand.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended March 31, 2015.

ITEM 4. MINE SATEFY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
a Nevada corporation

May 20, 2015	By:	/s/ Chris Hong
Chris Hong
	Its:	CEO (Principal Executive Officer)

May 20, 2015	By:	/s/ Brian Kistler
Brian Kistler
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

