Form 10-Q
period 2015-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2015-08-19
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Name of each exchange on which registered: N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2015
Common Stock, $0.001	10,360,000

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

2

Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 - F-7

4

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accrued expenses	$4,125	$-
Loan - related party	22,362	9,434
Total Current Liabilities	26,487	9,434

Total Liabilities	26,487	9,434

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock,$0.001 par value,75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(63,187)	(46,134)
Total stockholders' equity (deficit)	(26,487)	(9,434)
Total liabilities and stockholders' equity (deficit)	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	7,638	14,678	17,053	22,698

Net Income (Loss) from Operation	(7,638)	(14,678)	(17,053)	(22,698)

Other Expenses	-	-	-	(1,620)

Net Income (Loss) from Operation before Taxes	(7,638)	(14,678)	(17,053)	(24,318)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(7,638)	$(14,678)	$(17,053)	$(24,318)

Earnings (Loss) per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000	10,185,635

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net loss of the period	$(17,053)	$(24,318)
Loss on equity deposit	-	1,620
Accounts payable increase (decrease)	-	750
Accrued expenses increase (decrease)	4,125	-
Net cash used in operating activities	(12,928)	(21,948)

Financing Activities
Proceeds from sales of common stock	-	9,600
Loans from related parties	12,928	1,600
Net cash provided by financing activities	12,928	11,200

Net increase (decrease) in cash and equivalents	-	(10,748)

Cash and equivalents at beginning of the period	-	12,360
Cash and equivalents at end of the period	$-	$1,612

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. (“the Company”, ”we”, ”us”, or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp. and its initial business plan was to place and sell frozen yogurt making machines.

Effective July 14, 2014, there was a change in control of the Company.In accordance with the terms and provisions of a stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of common stock of the Company (the "Control Block Seller"), and Success Holding Group Corp. USA, a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Seller all of the 8,000,000 shares of common stock held of record.

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

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the "Release Agreement") with Marek Tomaszekwsi, the Company's prior President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer (the "Creditor"), pursuant to which the Creditor agreed to waive and release the debt due and owing to him in the aggregate amount of $5,100 (the "Released Debt"). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

Effective July 15, 2014, pursuant to the change in ownership described above, the focus and direction of the Company will now be the production and development of internet movies and training films.

On December 1, 2014, the Board of Directors of the Company authorized an amendment to its Bylaws to change the Company’s fiscal year end From March 31 to December 31.

On December 2, 2014, our Board of Directors accepted the resignation of Steven A. Chen as the Chief Executive Officer and appointed Chris (Chi Jui) Hong as the Chief Executive Officer and a member of the Board of Directors. Mr. Chen remained Chairman of the Board of Directors. Following these appointments, our Board of Directors consists of three members: (i) Steve A. Chen; (ii) Brian Kistler; and (iii) Chris (Chi Jui) Hong.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $63,187 as of June 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X, promulgated under the Securities Act of 1933, as amended, and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of June 30, 2015 and December 31, 2014.

The Company’s bank accounts are set up with federally insured institutions. The funds are insured up to $250,000. At June 30, 2015 and December 31, 2014, the Company’s bank deposits did not exceed the insured amounts.

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

The Company’s financial instruments consist of a related party loan and a note payable related party. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six month periods ended June 30, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at June 30, 2015, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the six month periods ended June 30, 2015 and 2014, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf, which were booked as a loan to the Company. The total amount owed as at June 30, 2015 and December 31, 2014 are $22,362 and $9,434, respectively.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of common stock, $0.001 par value, authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

There were 10,360,000 shares of common stock issued and outstanding as of June 30, 2015 and December 31, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual

The Company neither owns nor leases any real or personal property. An officer has provided officer services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Legal

We were not subject to any legal proceedings on June 30, 2015 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Success Entertainment Group International Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp. to engage in the sale of frozen yogurt machines.

Our fiscal year end is December 31.

On May 5, 2014, Marek Tomaszewski, our former sole officer, director and majority shareholder entered into an agreement to sell 8,000,000 shares of our common stock, representing 77% of the common shares outstanding to Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), which resulted in a change of control of the Company effective July 14, 2014.

As a result of the change of control:

•	Success Holding became our majority shareholder,

•	Marek Tomaszewski, our then sole officer and director resigned and Success Holding appointed new officers and directors,

•	Upon FINRA approval on September 26, 2014, we changed our name to Success Entertainment Group International Inc,

•	Our trading symbol became "SEGN", and

•	Our business became the commercialization of internet movies in China.

CURRENT BUSINESS OPERATIONS

Our majority shareholder, Success Holding is the majority shareholder of Success Entertainment Group International, Inc., a Nevada corporation, corporation engaged in the production of internet movies in China. We plan to produce non-series and internet inspirational movies that appeal to teens and young adults.

During fiscal year 2015, we plan to produce our first movie. We anticipate an operational budget of between $300,000 to $1,000,000 depending on production costs and available funding.

As of the date of this Quarterly Report, we have not commenced production.

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

SUMMARY COMPARISON OF OPERATING RESULTS*

	For the Six Months Ended
	June 30,
	2015	2014
Revenue	$-	$-
Operating Expenses	17,053	22,698
Income (Loss) from Operations	(17,053)	(22,698)
Other Expenses	-	(1,620)
Net Income (Loss)	(17,053)	(24,318)

Six Month Period Ended June 30, 2015 Compared to Six Month Period Ended June 30, 2014.

During the six month period ended June 30, 2015 and June 30, 2014, we did not generate any revenue. During the six month period ended June 30, 2015, we incurred operating expenses of $17,053 compared to $22,698 incurred during the six month period ended June 30, 2014, a decrease of $5,645. Operating expenses generally consisted of general and administrative of $17,053 and $22,698 for the six months ending June 30, 2015 and June 30, 2014, respectively. The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the six month period ended June 30, 2015, and June 30, 2014, we incurred $0 and $1,620 other expenses, respectively.

Our net loss for the six month period ended June 30, 2015 was $17,053 or $0.00 per share compared to a net loss of $24,318 or $0.00 per share during the six month period ended June 30, 2014, a decrease of $5,645 due to reduced administrative expenses during the six month period ended June 30, 2015. The weighted average number of shares outstanding was 10,360,000 and 10,108,635 for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

Cash Flows from Operating Activities

For the six month period ended June 30, 2015, net cash used in operating activities was $12,928 compared to $21,948 for the six month period ended June 30, 2014. For the six months ended June 30, 2015, and June 30, 2014, net cash used in operating activities consisted primarily of a net loss of $17,053 and $24,318, respectively.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2015 and June 30, 2014, net cash used in investing activities was $0.00.

Cash Flows from Financing Activities

For the six month period ended June 30, 2015, net cash provided by financing activities was $12,928 consisting of loans from related parties compared to net cash provided by financing activities of $11,200 for the six month period ended June 30, 2014, consisting of $9,600 in proceeds from sales of common stock and $1,600 in loans from related parties.

	For the Three Months Ended
	June 30,
	2015	2014
Revenue	$-	$-
Operating Expenses	7,638	14,678
Income (Loss) from Operations	(7,638)	(14,678)
Other Expenses	-	-
Net Income (Loss)	(7,638)	(14,678)

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014.

During the three month period ended June 30, 2015 and June 30, 2014, we did not generate any revenue. During the three month period ended June 30, 2015, we incurred operating expenses of $7,638 compared to $14,678 incurred during the three month period ended June 30, 2014, a decrease of $7,040. Operating expenses generally consisted of general and administrative expenses of $7,638 and $14,678 for the three months ended June 30, 2015, and June 30, 2014, respectively. The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the three month period ended June 30, 2015, and June 30, 2014, we did not incur other expenses.

Our net loss for the three month period ended June 30, 2015 was $7,638 or $0.00 per share compared to a net loss of $14,678 or $0.00 per share during the three month period ended June 30, 2014, a decrease of $7,040 due to reduced administrative expenses during the three month period ended June 30, 2015. The weighted average number of shares outstanding was 10,360,000 for the three month periods ended June 30, 2015 and June 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015, and December 31, 2014 our total current assets were $0 and our current liabilities were $26,487 compared to current liabilities of $9,434 at December 31, 2014. This resulted in a working capital deficit of $26,487 and $9,434, at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, our current liabilities were $26,487 of which $22,362 represents a related party loan and $4,125 represents accrued expenses. As of December 31, 2014, our current liabilities were $9,434 representing a related party loan.

As of June 30, 2015, and December 31 2014, our total liabilities were $26,487 and $9,434 respectively comprised entirely of current liabilities. The increase in total liabilities as of June 30, 2015, compared to December 31, 2014, was primarily due to an increase in related party loans from $9,434 to $22,362.

Accumulated deficit increased from $46,134 at December 31, 2014 to $63,187 at June 30, 2015 due to the losses we incurred in the six month period ended June 30, 2015.

Stockholders' equity (deficit) decreased from ($9,434) at December 31, 2014 to ($26,487) at June 30, 2015.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2c of Notes to the unaudited consolidated Financial Statements.)

PLAN OF OPERATIONS

Since our inception on January 30, 2013, through June 30, 2015, we incurred losses which resulted in an accumulated deficit of $63,187 and $46,134 as of June 30, 2015 and December 31, 2014, respectively. Further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Because of our history of losses, our independent auditors, in the reports on the financial statements for fiscal year ended March 31, 2014, and nine months ending December 31, 2014, expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

MATERIAL COMMITMENTS

Related Party Payable

As of June 30, 2015, our majority shareholder and parent company has loaned us money to pay certain operating expenses on our behalf aggregating $22,362. This payable is unsecured, non-interest bearing and due on demand.

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

GOING CONCERN

The independent auditor’s report for fiscal year ended March 31, 2014, and nine months ending December 31, 2014, accompanying our financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed in the footnotes to our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report On Internal Control Over Financial Reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements or omissions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes, as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules under the Sarbanes-Oxley Act of 2002 which permit us to provide only management’s report in this report.

Changes In Internal Control Over Financial Reporting.

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended June 30, 2015.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
a Nevada corporation

August 19, 2015	By:	/s/ Chris Hong
Chris Hong
	Its:	CEO (Principal Executive Officer)

August 19, 2015	By:	/s/ Brian Kistler
Brian Kistler
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

