Form 10-Q
period 2015-09-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2015-11-13
CIK 1574910

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File No. 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park Fort Wayne, Indiana 46825
(Address of principal executive offices)

(260) 490-9990
(Issuer's telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2015
Common Stock, $0.001	10,360,000

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

2

Forward-Looking Information

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

3

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4

4

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,	December 31
	2015	2014
	(Unaudited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accrued expenses	$5,925	$-
Loan - related party	32,941	9,434
Total Current Liabilities	38,866	9,434

Total Liabilities	38,866	9,434

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock,$0.001 par value,75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(75,566)	(46,134)
Total stockholders' equity (deficit)	(38,866)	(9,434)
Total liabilities and stockholders' equity (deficit)	$-	$-

See Notes to Financial Statements

F - 1

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	12,379	4,835	29,432	27,533

Net Income (Loss) from Operation	(12,379)	(4,835)	(29,432)	(27,533)

Other Expenses	-	-	-	(1,620)

Net Income (Loss) from Operation before Taxes	(12,379)	(4,835)	(29,432)	(29,153)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(12,379)	$(4,835)	$(29,432)	$(29,153)

Earnings (Loss) per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000	10,360,000

See Notes to Financial Statements

F - 2

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2015	2014
Operating Activities
Net loss of the period	$(29,432)	$(29,153)
Loss on equity deposit	-	1,620
Accounts payable increase (decrease)	-	1,901
Accrued expenses increase (decrease)	5,925	-
Net cash used in operating activities	(23,507)	(25,632)

Financing Activities
Proceeds from sales of common stock	-	9,600
Loans from related parties	23,507	3,672
Net cash provided by financing activities	23,507	13,272

Net increase (decrease) in cash and equivalents	-	(12,360)

Cash and equivalents at beginning of the period	-	12,360
Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

F - 3

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. ("the Company", "we", "us", or "our") was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines.

Effective July 14, 2014, there was a change in control of the Company.

In accordance with the terms and provisions of a stock purchase agreement dated May 5, 2014 (the "Stock Purchase Agreement") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of common stock of the Company (the "Control Block Seller"), and Success Holding Group Corp. USA, a Colorado corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased from the Control Block Shareholders all of the 8,000,000 shares of common stock held of record.

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

Effective July 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "Success Entertainment Group International Inc." (the "Name Change Amendment"). The Name Change Amendment was approved by our Board of Directors to better reflect the new nature of our business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to "Success Entertainment Group International Inc."

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

On December 1, 2014 the Board of Directors of the Company authorized an amendment to its Bylaws to change the Company's fiscal year end From March 31 to December 31.

On December 2, 2014, our Board of Directors accepted the resignation of Steve Chen as the Chief Executive Officer and appointed Chris (Chi Jui) Hong as the Chief Executive Officer and a member of the Board of Directors. Following this appointment, our Board of Directors consists of three members: (i) Steve Andrew Chen; (ii) Brian Kistler; and (iii) Chris (Chi Jui) Hong.

F - 4

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $75,566 as of September 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions fromRegulation S-X and do not include all of the information and disclosures required by generally accepted accountingprinciples for complete financial statements. All adjustments which are, in the opinion of management, necessary for afair presentation of the results of operations for the interim period(s), and to make the financial statements notmisleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operationsfor such interim period(s) are not necessarily indicative of operations for a full year.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

F - 5

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of September 30, 2015 and December 31, 2014.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2015 and December 31, 2014, the Company's bank deposits did not exceed the insured amounts.

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

The Company's financial instruments consist of cash, a related party loan and note payable related party. The carrying amount of these financial instruments approximates fair value due their short term maturity.

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

F - 6

Revenue Recognition

The Company will recognize revenue in accordance with ASC-605, "Revenue Recognition". ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine month periods ended September 30, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at September 30, 2015, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number ofshares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the nine month periods ended September 30, 2015 and 2014, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at September 30, 2015 and December 31, 2014 are $32,941 and $9,434, respectively.

The loan is unsecured, non-interest bearing and due on demand.

F - 7

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

There were 10,360,000 shares of common stock issued and outstanding as of September 30, 2015 and December 31, 2014.

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

Legal

We were not subject to any legal proceedings on September 30, 2015 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

F - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Success Entertainment Group International Inc. ("the Company", "we", "us" or "our") was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp. to engage in the sale of frozen yogurt machines.

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

CURRENT BUSINESS OPERATIONS

Our majority shareholder, Success Holding is the majority shareholder of Success Entertainment Group International, Inc., a Nevada corporation, engaged in the production of internet movies in China. We plan to produce non-series and internet inspirational movies that appeal to teens and young adults.

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

SUMMARY COMPARISON OF OPERATING RESULTS

	For the Nine Months Ended
	September 30
	2015	2014
Revenue	$-	$-
Operating Expenses	29,432	27,533
Income (Loss) from Operations	(29,432)	(27,533)
Other Expenses	-	(1,620)
Net Income (Loss)	(29,432)	(29,153)

Nine Month Period Ended September 30, 2015 Compared to Nine Month Period Ended September 30, 2014.

During the nine month period ended September 30, 2015 and September 30, 2014, we did not generate any revenue. During the nine month period ended September 30, 2015, we incurred operating expenses of $29,432 compared to $27,533 incurred during the nine month period ended September 30, 2014, an increase of $1,899. Operating expenses generally consisted of general and administrative of $29,432 and $27,533 for the nine months ending September 30, 2015 and September 30, 2014, respectively. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the nine month period ended September 30, 2015, and September 30, 2014, we incurred $0 and $1,620 other expenses, respectively.

Our net loss for the nine month period ended September 30, 2015 was $29,432 or $0.00 per share compared to a net loss of $29,153 or $0.00 per share during the nine month period ended September 30, 2014, an increase of $279 due to increased administrative expenses during the nine month period ended September 30, 2015. The weighted average number of shares outstanding was 10,360,000 and 10,360,000 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2015, net cash used in operating activities was $23,507 compared to $25,632 for the nine month period ended September 30, 2014. For the nine months ended September 30, 2015, and September 30, 2014, net cash used in operating activities consisted primarily of a net loss of $29,432 and $29,153, respectively.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2015 and September 30, 2014, net cash used in investing activities was $0.00.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2015, net cash provided by financing activities was $23,507 consisting of loans from related parties compared to net cash provided by financing activities of $13,272 for the nine month period ended September 30, 2014, consisting of $9,600 in proceeds from sales of common stock and $3,672 in loans from related parties.

	For the Three Months Ended
	September 30
	2015	2014
Revenue	$-	$-
Operating Expenses	12,379	4,835
Income (Loss) from Operations	(12,379)	(4,835)
Other Expenses	-	-
Net Income (Loss)	(12,379)	(4,835)

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014.

During the three month period ended September 30, 2015 and September 30, 2014, we did not generate any revenue. During the three month period ended September 30, 2015, we incurred operating expenses of $12,379 compared to $4,835 incurred during the three month period ended September 30, 2014, an increase of $7,544. Operating expenses generally consisted of general and administrative expenses of $12,379 and $4,835 for the three months ended September 30, 2015, and September 30, 2014, respectively. The increase in operating expenses was primarily attributable to an incerase in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the three month period ended September 30, 2015, and September 30, 2014, we did not incur other expenses.

Our net loss for the three month period ended September 30, 2015 was $12,379 or $0.00 per share compared to a net loss of $4,835 or $0.00 per share during the three month period ended September 30, 2014, an increase of $7,904 due to increased administrative expenses during the three month period ended September 30, 2015. The weighted average number of shares outstanding was 10,360,000 for the three month periods ended September 30, 2015 and September 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015

As of September 30, 2015, and December 31, 2014 our total current assets were $0 and our current liabilities were $38,866 compared to current liabilities of $9,434 at December 31, 2014. This resulted in a working capital deficit of $38,866 and $9,434, at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, our current liabilities were $38,866 of which $32,941 represents a related party loan and $5,925 represents accrued expenses. As of December 31, 2014, our current liabilities were $9,434 representing a related party loan.

As of September 30, 2015, and December 31, 2014, our total liabilities were $38,866 and $9,434 respectively comprised entirely of current liabilities. The increase in total liabilities as of September 30, 2015, compared to December 31, 2014, was primarily due to an increase in related party loans from $9,434 to $32,941.

Accumulated deficit increased from $46,134 at December 31, 2014 to $75,566 at September 30, 2015 due to the losses we incurred in the nine month period ended September 30, 2015.

Stockholders' deficit increased from $9,434 at December 31, 2014 to $38,866 at September 30, 2015.

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

Recent Accounting Pronouncements

(See "Recently Issued Accounting Pronouncements" in Note 3 of Notes to the unaudited consolidated Financial Statements.)

PLAN OF OPERATIONS

Since our inception on January 30, 2013, through September 30, 2015, we incurred losses which resulted in an accumulated deficit of $75,566 and $46,134 as of September 30, 2015 and December 31, 2014, respectively. Further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

MATERIAL COMMITMENTS

Related Party Payable

As of September 30, 2015, our majority shareholder and parent company has loaned us money to pay certain operating expenses on our behalf aggregating $32,941. This payable is unsecured, non-interest bearing and due on demand.

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

GOING CONCERN

The independent auditor's report for fiscal year ended March 31, 2014, and nine months ending December 31, 2014, accompanying our financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management's Annual Report On Internal Control Over Financial Reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules under the Sarbanes-Oxley Act of 2002 which permit us to provide only management's report in this report.

Changes In Internal Control Over Financial Reporting.

There were no significant changes in our internal control over financial reporting during the third quarter of the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended September 30, 2015.

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

___________

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
a Nevada corporation

November 13, 2015	By:	/s/ Chris Hong
Chris Hong
	Its:	CEO (Principal Executive Officer)

November 13, 2015	By:	/s/ Brian Kistler
Brian Kistler
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

