Form 10-K
period 2015-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2016-04-13
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [___________ ] to [___________ ]

Commission file number 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park, Fort Wayne, Indiana	46825
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (260) 490-9990

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $7,800,000 based on a $3 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

10,360,000 common shares as of April 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This Annual Report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", and the "company" mean Success Entertainment Group International, Inc. and our subsidiaries, Success Entertainment Group International Inc., unless otherwise indicated.

Corporate History

Our Company was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp. to engage in the sale of frozen yogurt machines.

Our fiscal year end is December 31.

On March 13, 2013, we issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, we sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

On May 5, 2014, Marek Tomaszewski, our then sole officer, director, and majority shareholder, entered into an agreement to sell 8,000,000 shares of our common stock, representing 77% of our outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), which resulted in a change of control of our Company effective July 14, 2014. As a result of the transaction, Success Holding became our majority shareholder and we became its majority controlled subsidiary.

Effective July 14, 2014, Marek Tomaszewski, resigned as our sole director and officer of our company. Concurrently with Mr. Tomaszewski's resignation Steve Chen was appointed as our Chief Executive Officer and as a director of our Board of Directors, and Brian Kistler was appointed as our President, Secretary, Treasurer and Chief Financial Officer, and as a member of our Board of Directors.

Effective on July 15, 2014 we entered into a release and waiver of debt agreement with Marek Tomaszekwsi, our then outgoing President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer, pursuant to which Mr. Tomaszekwsi agreed to waive and release the debt due and owing to him by our company in the aggregate amount of $5,100.

Effective July 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "Success Entertainment Group International Inc." The amendment was approved by our Board of Directors to better reflect the new nature of our business operations.

Effective July 15, 2014, as a result of the change in ownership and management described above, we abandoned our former business plan and adopted our current business of the production and development of internet movies and training films.

On September 26, 2014 we receive approval from the FINRA to give effect to the name change approved on July 14, 2015. Our trading symbol concurrently changed to "SEGN" and we were assigned the new CUSIP number 86457R107.

On November 19, 2015, we acquired 100% of the outstanding securities of Double Growth Investment Ltd. On December 9, 2015, we acquired 100% of the outstanding securities of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited. All these subsidiaries were registered in Republic of Seychelles. We made these acquisitions for future investment purpose.

On December 1, 2014 our Board of Directors authorized an amendment to our Bylaws to change our Company's fiscal year end From March 31 to December 31.

On December 2, 2014, our Board of Directors accepted the resignation of Steve Chen as Chief Executive Officer, and appointed Chris (Chi Jui) Hong as the Chief Executive Officer and as a member of our Board of Directors. Following this appointment, our Board of Directors consists of three members: (i) Steve Andrew Chen; (ii) Brian Kistler; and (iii) Chris (Chi Jui) Hong.

Our Current Business

Our current focus and operations is the production of Internet movies in China, for distribution in China. Specifically, we seek to produce dramatic, feature length films for the internet that appeal to teens and young adults and which incorporate inspirational themes. In addition, we will seek to sell distribution rights for these films, and to develop and sell promotional and other products related to these films throughout the world.

Our majority shareholder, Success Holding Group Corp. USA is also the majority shareholder of Success Holding Group International Inc., which is engaged in the production of internet movies with a focus on serial or episodic films and short films. In contrast, our focus is on production of non-series and feature length internet movies.

During fiscal 2016, we plan to produce our first movie. We anticipate an operational budget of between $300,000 to $1,000,000 depending on production costs and available funding.

Currently, our management is seeking and evaluating opportunities for our company to produce an internet movie, or participate in the production of an internet movie as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating film concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. As at the date of this report we have not entered into any definitive agreement with any third parties and have not commenced pre-production or production of any film.

Competition

The film production industry in China is intensely competitive. We intend to compete with numerous individuals and companies of varying size, including many major production companies and multi-media conglomerates, which have substantially greater creative, technical, financial and operational resources and staffs. Accordingly, we will face a high degree of competition for access to skilled personnel, distribution channels, financing and market share.

Compliance with Government Regulation

The following summary discusses all regulations that materially affect the business of our Company.

Regulation Affecting the Production of Films in China

The principal regulation governing foreign ownership of our business in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the "Catalogue"). Investment activities in the PRC by foreign investors are principally governed by the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission ("NDRC"). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth "permitted" category and open to foreign investment unless specifically restricted by other PRC regulations. Currently, the production of "broadcasting and TV programs and film-making" falls into the restricted category, and is limited to contractual joint ventures. Accordingly, we are required to enter into a joint-venture with a Chinese partner in order to produce film and video content in China.

Regulations Affecting Distribution of Digital Media Content in China

Restrictions on the Publication of Content on Servers located in China.

In February, 2016, China's State Administration of Press, Publication, Radio, Film and Television (SARFT) and the Ministry of Industry and Information Technology (MIIT), announced new regulations which serve to aggregate several existing policies to ease the enforcement of rules governing online publishing. Entitled, Administrative Regulations for Online Publishing Services ("Online Publishing Regulations"), the regulations prohibit companies with foreign ownership of any kind, including foreign joint ventures, from engaging in online publishing from servers located in China, though they allow foreign-invested firms to cooperate with Chinese companies on individual projects, as long as they obtain prior permission from authorities. The rules took effect on March 10, 2016 and require all involved in online publishing to receive a permit to do so.

Publication of Content on Servers Located Outside of China

The Online Publishing Regulations apply broadly to any "online publishing services provided within the borders of the PRC." (Art. 2.) This presumably continues the approach to jurisdictional nexus of existing internet regulation in China: if active content resides on or is provided through servers located within the PRC, the jurisdictional nexus is satisfied and the law applies. If the provider maintains its servers outside of China, the law does not apply. However, as a practical matter, SAPPRFT and MIIT oversee online content published into China from offshore, and may use other means to interrupt what they deem as unsuitable content., as Chinese authorities frequently impose censorship policies through the use of firewalls by degrading or interrupting access to content served from offshore servers into China.

Censorship of Content in China

China has no motion picture rating system, and films must therefore be deemed suitable by Chinese censors for all audiences in order to be shown in the country. Officially, the censorship system is designed to promote Confucian morality, political stability and social harmony. Films must be submitted to the State Administration of Press, Publication, Radio, Film and Television (SARFT) for censorship prior to being cleared for import into China. This entails a three-step process:

1.	The filmmakers submit their screenplay or finished film to the Censorship Board for review. The board has 30 days to offer a response, but often takes longer to do so;

2.

SARFT then offers comments, and often suggestions, for altering the film to meet censorship requirements. The filmmakers are given the opportunity to make modifications to comply with any requested changes;

3.	The script or film is re-submitted to SARFT for review of the changes and an approval decision.

If the filmmakers object to the results of the review process, they can apply for an additional review within 30 days;

•	Films are prohibited from containing the following contents, as stipulated in Article 25 of the Film Regulations:

o	Opposing the fundamental principles laid down in the Constitution of the P.R.C.;

o	Jeopardizing the unification, sovereignty and territorial integrity of the State;

o	Divulging State secrets, jeopardizing the security of the State, or impairing the prestige and interests of the State;

o	Inciting hatred and discrimination among ethnic groups, harming their unity, or violating their customs and habits;

o	Propagating cults and superstition;

o	Disrupting public order and undermining social stability;

o	Propagating obscenity, gambling or violence, or abetting to commit crimes;

o	Insulting or slandering others, or infringing upon the legitimate rights and interests of others;

o	Jeopardizing social ethics or fine national cultural traditions.

Research and Development

We did not incur any research or development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

Employees

Our management consists of Mr. Steve Chen, our Chairman of the Board of Directors, Mr. Chris (Chi Jui) Hung, our Chief Executive Officer, and Mr. Brian Kistler, our President. They currently provide their services as independent contractors to our company, on a non-exclusive basis and without compensation. We currently have no full time or part-time employees. We anticipate that our personnel requirements will increase as we increase our film development activities and commence production of our first film. Because of the cyclical and intermittent nature of film development and production, we intend to engage the services of independent contractors on an as needed basis.

Real Property

Our executive, administrative and operating offices are located at 531 Airport North Office Park, Fort Wayne, Indiana 46825. This space was provided to us free of charge until March 30, 2015. Beginning April, 2016, we pay $300 per month for shared use of the space. The lease is currently on a month to month basis. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR BUSINESS

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2015 we have incurred aggregate net losses of $73,287. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully begin or complete production of any films, the demand for our productions, and the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our planned film(s), which is subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until we successfully produce and sell or license one or more movies. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,075,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to produce and market internet movies will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;

•	hire top quality personnel for all areas of our business; and

•	address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful production and commercialization of internet movies. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to produce, or to successfully market and commercialize, an internet movie, or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the development of our internet movie production business, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our internet movie production business, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to develop, produce, and market our productions, manage operations, and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for internet movie production and distribution is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new distribution services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of entertainment content. Some of our competitors may conduct more extensive promotional activities and offer better production value to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers. In the event that any of our officers or directors incurs any expenses, liability or loss resulting from any such action, suit or proceeding, we will be responsible for such expenses, liabilities, or losses, which could have a material adverse effect on our business and financial condition.

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

Our officers and director may be subject to conflicts of interest

Our officers and directors provide their services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from their other activities. Mr. Chen, for example, devotes part of his working time to other business endeavors, which include serving as Chairman of our sister company, Success Holding Group International, Inc., which is also engaged in the internet movie production business. Potential conflicts which may arise from these relationships include conflicts in deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Currently, we have no policy in place to address such conflicts of interest. As a result, our business and results of operations could be materially adversely affected.

RISKS RELATED TO ONLINE MOVIE INDUSTRY

Our future growth depends on the increased acceptance of the Internet as an effective viewing platform for movies and the increased Internet penetration among the general population in China.

We expect to generate a significant portion of our revenues from providing Internet movies to consumers. However, Internet movies may not yet be widely accepted as an effective platform by China's general population. Many of our current or potential customers have not traditionally devoted a significant portion of their time to viewing web-based movies. They may have limited experience with the Internet as a movie medium. Some consumers may still prefer traditional movies in theaters and on DVDs and may not be willing to spend a significant portion of their budgets on online movies. Any negative perceptions as to the effectiveness of Internet movies may limit the growth of our business and adversely affect our results of operations. If the Internet does not become widely accepted as a movie platform, our business, financial position and results of operations could be materially and negatively affected.

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

We believe the importance of brand recognition for our Internet movies will increase as the number of Internet users in China grows. If we fail to effectivelydevelop and enhance our brand recognition, we may not be able to attract new consumers to for movie viewing. Furthermore, if our Internet movies are to be successful, we need to attract viewers on a regular basis by providing Internet movies and other relevant information. If we fail to attract enough viewers, we may not be able to generate sufficient revenues, which could materially and adversely affect our financial position and results of operations. While we plan to continue to enhance our brand recognition for our Internet movies, we may not always be able to achieve its expected results or do so in a short period of time. If this happens, our business prospects, financial condition and results of operations may be materially adversely affected.

We will rely on China's general population for a substantial portion of our revenues and future growth, but the Internet movie industry is at an early stage of development and subject to many uncertainties.

We will rely on China's general population for a substantial portion of the revenues that we expect to generate from providing Internet movies. We believe that we will greatly benefit from the rapid growth of China's Internet usage during the past few years. However, China's Internet movie services are still at an early stage of development and remain subject to many uncertainties. We cannot predict how this industry will develop in the future. Further, the growth of China's Internet movie industry could be affected by many factors, including:

•	general economic conditions in China and around the world; and

•	the growth of disposable household income available to for Internet movies.

Any adverse change to these factors could reduce demand for Internet movies. Demand for our Internet movie products and services may be particularly sensitive to changes in general economic conditions. If China's economy stagnates or contracts, our business, financial condition and results of operations would be materially and adversely affected.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.

Any actual or perceived threat of a financial crisis in China, in particular a credit and banking crisis, could have an indirect, but material and adverse impact on our business and results of operations. The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges, including the escalation of the European sovereign debt crisis in 2011 and the slowdown of the Chinese economy since 2012. It is unclear whether the European sovereign debt crisis will be contained and whether the Chinese economy will maintain its high growth rate. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world's leading economies, including the United States. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in oil price and other markets, and over the possibility of a war involving Iran. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. It is impossible to predict how the Chinese economy would develop in the future.

Nonetheless, any slowdown in China's economic development might lead to increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. To the extent any fluctuations in the Chinese economy significantly affect demand for Internet movies or change spending habits, our results of operations may be materially and adversely affected.

Problems with China's Internet infrastructure or with our third-party data center hosting facilities could impair the delivery of our services and harm our business.

Our Internet movie business will heavily depend on the performance and reliability of China's Internet infrastructure, the continual accessibility of bandwidth and servers to service providers' networks, and the continuing performance, reliability and availability of technology platforms. Because we will not license software to customers, Internet movie viewers will need to depend on the Internet to access the Internet movies, which must be properly running and accessible to all viewers at all times. We will rely on major Chinese telecommunication companies to provide us with bandwidth for our Internet movie services, and we may not have any access to comparable alternative networks or services in the event of disruptions, failures or other problems. Content distribution networks, located in several regions throughout China, may also be shut down or otherwise experience interruptions in a particular region. Internet access may not be available in certain areas due to natural disasters, such as earthquakes or local government decisions. If we experience technical problems in delivering Internet movies either at national or regional level, we could experience reduced demand for our Internet movies, lower revenues and increased costs.

Failure to protect our brand, trademarks, copyrights, trade secrets and other intellectual property rights could have a negative impact on our business.

We believe our Internet movie production brand, trademarks, copyrights, and other intellectual property rights will be critical to our success. Any unauthorized use of our brand, trademarks, copyrights, or other intellectual property rights could harm our competitive advantages and business. Our efforts in protecting our brand and intellectual property rights may not always be effective. We intend to file applications to register any copyright or trademarks in China, but may not be able to register such marks or register them within the category it seeks. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we may take to protect our intellectual property rights may not be adequate. Further, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. As the right to use Internet domain names is not rigorously regulated in China, other companies may incorporate in their domain names elements similar in writing or pronunciation to our potential trademarks and domain names. Our business could be materially and adversely affected if we could not adequately protect our content, trademarks, copyrights, trade secrets and other intellectual property.

Copyright infringement and other intellectual property claims against us may adversely affect our business.

We could be subject to claims based upon the content that is contained in our Internet movies. Any lawsuits or threatened lawsuits, in which we are potentially involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management's attention from operating its business. Any judgments against us in such suits, or related settlements, could harm its reputation and have a material adverse effect on its results of operations. If a lawsuit against us is successful, we may be required to pay damages. As a result, the scope of our Internet movies we will offer to viewers could be reduced, which may adversely affect our ability to attract and retain viewers.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

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

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

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

Our contractual arrangements in China are governed by the laws of the PRC. China's legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

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

PRC law currently limits foreign ownership of companies that produce film or video productions, or which provide general Internet content services, in China up to 50%. Foreign and wholly foreign-owned enterprises are currently restricted from producing film or video productions, or from providing other Internet information services. As such, we must conduct our business through contractual arrangements with entities which are domiciled and controlled in China. Each of the entities will be owned by individual shareholders who are PRC citizens and hold the requisite licenses or permits to produce film or video, or to provide Internet content services in China. We expect to depend on structured entities to operate our businesses. There are uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with structured entities. We have been advised that each of such contractual agreements for operating its business in China (including its corporate structure and contractual arrangements with the structured entities), need to comply with all applicable existing PRC laws, rules and regulations, and not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, we cannot assure that the PRC regulatory authorities will not adopt any new regulation to restrict or prohibit foreign investment in Internet business through contractual arrangement in the future, or will not determine that our corporate structure and potential contractual arrangements violate PRC laws, rules or regulations.

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

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China ("PBOC") publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises ("FIEs"), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Our common stock is quoted on the OTC Markets quotation system which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets electronic quotation system, which is a significantly more limited trading market than the NYSE MKT or The NASDAQ Stock Market. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTC Markets quotation system which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTC Markets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the OTC Markets electronic quotation system and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative, volatile and thinly traded. The OTC market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our common stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

We expect the market price of our common stock to fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTC Markets is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC's penny stock rules.

Since our common stock may be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 (excluding the value of such person's primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company's stockholders to sell their shares of common stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Certain provisions of our Certificate of Incorporation and Bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders' interest.

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

Our Directors And Executive Officers, Collectively, Own Approximately 77% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2015, our executive officers and directors beneficially owned an aggregate of approximately 72.22% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders' interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

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

Risks Relating To The People's Republic Of China

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol "SEGN." The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2015	$3.00	$2.00
September 30, 2015	$2.00	$2.00
June 30, 2015	$2.00	$2.00
March 31, 2015	$2.00	$2.00
December 31, 2014	*	*
September 30, 2014	*	*
June 30, 2014	*	*
March 31, 2014	*	*
December 31, 2013	*	*

 _______________

* No trades occurred during this period.

Our shares are issued in registered form. Globex Transfer, LLC of 780 Deltona Blvd., of Suite 202, Deltona, FL 32725 (Telephone:+1 813 344 4490; Facsimile:+1 386 267 3124; E-mail: mt@globextransfer.com) is the registrar and transfer agent for our common shares.

On April 7, 2016, the shareholders' list showed 32 registered shareholders with 10,360,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of December 31, 2015, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Results of Operations for the Years Ended December 31, 2015 and 2014, and for the nine month transition period ended December 31, 2014.

Our operating results for the years for the Years Ended December 31, 2015 and 2014, and for the nine month transition period ended December 31, 2014. :

	Year Ended December 31,		Nine Months Ended December 31,
	2015	2014	2014
	(audited)	(unaudited)	(audited)
Revenue	$-	$-	$-
Operating expenses (general and administrative)	$73,287	$32,994	$24,974
Other expenses (Loss on equipment deposit)	-	1,620	-
Net Income (Loss) from Operation before Taxes	$(73,287)	$(34,614)	$(24,974)
Net Income (Loss)	$(73,287)	$(34,614)	$24,974

Operating Revenues

Our company did not record any revenues during the years ended December 31, 2015 and 2014 and for the nine months ended December 31, 2014.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2015 were $73,287 compared with $32,994 for the year ended December 31, 2014. The increase in operating expense was primarily attributed to an increase in professional fees during fiscal 2015 resulting from our acquisition of various subsidiaries, our change in year end, the change in our control, and the various audit and reporting requirements associated with those activities. Our operating expenses for the nine months ended December 31, 2014 were 24,974. Our expenses consisted entirely of general and administrative expenses, which included professional fees (legal, accounting, audit), annual and incidental corporate filing fees, filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet) and incidental office expenses (mail, courier, etc.).

Our Net loss for the year ended December 31, 2015 was $73,287 compared with $32,994 for the year ended December 31, 2014, and $24,974 for the nine months ended December 31, 2014.

In addition to operating losses, our company incurred $1,620 from the loss of an equipment deposit during the year ended December 31, 2014. There were no non-operating losses during fiscal 2014.

Liquidity and Capital Resources

Working Capital

	At	At December 31,
	December 31,
	2015	2014

Cash	$13,501	-
Total Current Assets	$13,501	$-
Accrued Expenses	$30,911	$-
Loan- related Party	$65,311	$9,434
Total Current Liabilities	$96,222	$9,434
Working Capital (deficit)	$(82,721)	$(9,434)

Cash Flows

	Year Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2014
	(audited)	(unaudited)	(audited)
Net Cash used in Operating Activities	$42,376	$32,994	$24,974
Cash provided by Financing Activities	$55,877	$20,634	$9,434
Net Increase (Decrease) in Cash and Equivalents	$13,501	$(12,360)	$(15,540)
Cash and Equivalents at end of the period	$13,501	$-	$-

As at December 31, 2015, our cash balance and total assets were $13,501 compared to $Nil as at December 31, 2014. The increase was due to cash received from financing activities during the 2015 that were not entirely spent.

As at December 31, 2015, we had total liabilities of $96,222 compared with total liabilities of $9,434 as at December 31, 2014. The decrease in total liabilities was attributed to a reduction of notes payable to related and non-related parties.

As at December 31, 2015, we had a working capital deficit of $82,721 compared with a working capital deficit of $9,434 as at December 31, 2014. The increase in our working capital deficit was due to an increase in accrued expenses and an increase in related party loans during fiscal 2015.

Cashflow from Operating Activities

During the year ended December 31, 2015, we used $42,376 of cash for operating activities compared to the use of $32,994 of cash for operating activities during the year ended December 31, 2014. The decrease in cash used for operating activities was due to the fact that our company was limited to available cash on hand and amounts received from financing activities to repay outstanding operating activities during the year.

Cashflow from Investing Activities

During the years ended December 31, 2015 and 2014, we did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2015, we received $55,877 of cash from financing activities compared to $20,634 for the year ended December 31, 2014 and $9,434 for the nine months ended December 31, 2014. The increase in cash provided by financing activities is due to more proceeds from related parties.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative expenses	$75,000
Film project pre-production and production	$1,000,000
Total	$1,075,000

We will require additional funds of approximately $1,075,000 over the next twelve months to implement our growth strategy. In the event that we are unable to raise sufficient funds to implement our growth strategy, we intend to scale back our business plan commensurate with the financing available to us. In that regard, we estimate that we will require approximately $75,000 to maintain our basic business operations, which includes fulfilling our public reporting obligations, and continuing to seek opportunities to produce or to participate in the production of an internet movie. Further, we estimate that development and production costs for an internet movie production will be between $300,000 and $1,000,000, depending on the complexity of the project undertaken, the marquee value of key talent, the duration of the film, and the cost of the chosen location. We intend to tailor our production values to the budget available to us.

The funds we will require may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

Our company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our company does not have a source of revenue sufficient to cover our operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding our initial operations by way of issuing founder's shares.

Our officers and directors have committed to advancing certain operating costs of our company, including legal, audit, transfer agency and edgar filing costs, however they are under no obligation to provide additional financial support.

In order to continue as a going concern, our company will need, among other things, additional capital resources. Management's plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that our company will be successful in accomplishing any of our plans.

The ability of our company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2015, our company had a net loss of $3,194,832 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $13,501 and $0 of cash as of December 31, 2015 and 2014, respectively.

The Company's bank accounts are deposited in insured institutions. At December 31, 2015 and 2014, the Company's bank deposits did not exceed the insured amounts.

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

Level 2: defined as input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, "Revenue Recognition". ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2015 and for the nine months ended December 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2015 and 2014, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the years ended December 31, 2015 and 2014, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

Consolidated Financial Statements

For the Year ended December 31, 2015, the Year ended December 31, 2014

(unaudited) and the Nine Month Transition Period Ended

December 31, 2014

27

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Success Entertainment Group International, Inc.

We have audited the accompanying balance sheet of Success Entertainment Group International, Inc. as of December 31, 2015, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2015. Success Entertainment Group International, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. as of December 31, 2015, and the results of operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $119,421 as of December 31, 2015 that includes loss of $73,287 for the year ended December 31, 2015 and further losses are anticipated in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

April 11, 2016

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Cutler & Co., LLC

Arvada, Colorado

June 27, 2014

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,	December 31
	2015	2014

Assets

Current assets
Cash	$13,501	$-
Total Current Assets	13,501	-

Total Assets	$13,501	$-

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accrued expenses	$30,911	$-
Loan - related party	65,311	9,434
Total Current Liabilities	96,222	9,434

Total Liabilities	96,222	9,434

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(119,421)	(46,134)
Total stockholders' equity (deficit)	(82,721)	(9,434)
Total liabilities and stockholders' equity (deficit)	$13,501	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended		For the Nine Months Ended
	December 31		December 31
	2015	2014	2014
		(Unaudited)

Revenue	$-	$-

Operating Expenses
General and administrative	73,287	32,994	24,974

Net Income (Loss) from Operation	(73,287)	(32,994)	(24,974)

Other Expenses
Loss on equipment deposit	-	(1,620)	-

Net Income (Loss) from Operation before Taxes	(73,287)	(34,614)	(24,974)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(73,287)	$(34,614)	$(24,974)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

			Additional
	Common Stock		Paid-In	Accmulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2014	10,360,000	$10,360	$21,240	$(21,160)	$10,440

Relaed party forgiveness of debt	-	-	5,100	-	0

Net loss for nine months ended December 31, 2014	-	-	-	(24,974)	(34,614)

Balance, December 31, 2014	10,360,000	$10,360	$26,340	$(46,134)	$(9,434)

Net loss for the year ended December 31, 2015	-	-	-	(73,287)	(73,287)

Balance, December 31, 2015	10,360,000	$10,360	$26,340	$(119,421)	$(82,721)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended		For the Nine Months Ended
	December 31		December 31
	2015	2014	2014
		(Unaudited)
Operating Activities
Net loss of the period	$(73,287)	$(34,614)	$(24,974)
Loss on equity deposit	-	1,620	-
Accrued expenses increase (decrease)	30,911	-	-
Net cash used in operating activities	(42,376)	(32,994)	(24,974)

Financing Activities
Proceeds from sales of common stock	-	14,700	-
Loans from related parties	55,877	5,934	9,434
Net cash provided by financing activities	55,877	20,634	9,434

Net increase (decrease) in cash and equivalents	13,501	(12,360)	(15,540)

Cash and equivalents at beginning of the period	-	12,360	15,540
Cash and equivalents at end of the period	$13,501	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

On November 19, 2015, the Company acquired 100% shares of Double Growth Investment Ltd. On December 9, 2015, the Company acquired 100% shares of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited. All these subsidiaries were registered in Republic of Seychelles. The Company made these acquisitions for future investment purpose.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $119,421 as of December 31, 2015 that includes loss of $73,287 for the year ended December 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $13,501 and $0 of cash as of December 31, 2015 and 2014, respectively.

The Company's bank accounts are deposited in insured institutions. At December 31, 2015 and 2014, the Company's bank deposits did not exceed the insured amounts.

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

Level 2: defined as input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, "Revenue Recognition". ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2015 and for the nine months ended December 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2015 and 2014, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the years ended December 31, 2015 and 2014, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2015 and December 31, 2014 are $65,311 and $9,434, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of December 31, 2015 and 2014.

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

Legal

We were not subject to any legal proceedings on December 31, 2015 and 2014 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 7 – INCOME TAXES

The has cumulative net operating tax loss carryover (the "NOL") of $119,421 on December 31, 2015, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The provision for Federal income tax consists of the following:

	For the Year Ended	For the Nine Months Ended
	December 31,
	2015	2014
Federal income tax benefit attributable to:
Current operations	$24,918	$8,491
Less: valuation Allowance	(24,918)	(8,491)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets attributable to:
Net operating loss carryover	$40,603	$15,686
Less: valuation Allowance	(40,603)	(15,686)
Net deferred tax assets	$-	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

1)

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;

3)	ineffective controls over period end financial disclosure and reporting processes; and

4)	lack of accounting personnel with adequate experience and training.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

1)

lack of a functioning audit committee due to a lack of independent members and a lack of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;

3)	ineffective controls over period end financial disclosure and reporting processes; and

4)	lack of accounting personnel with adequate experience and training.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	Chairman of the Board of Directors and former Chief Executive Officer.	48	July 14, 2014 (resigned as Chief Executive Officer December 2, 2014)

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	President, Chief Financial Officer, Treasurer, Secretary and Director.	59	July 14, 2014

Chris (Chi Jui) Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	Chief Executive Officer and Director.	56	July 14, 2014 (as director) December 2, 2014 (as Chief Executive Officer)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Employment Agreements

We have no employment agreements with any of our directors or officers. All of our officers and directors currently provided their services to our company as independent contractors, on a non-exclusive basis, and without remuneration.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Board Leadership Structure and Role in Risk Oversight

Mr. Steve Andrew Chen serves as Chairman of the Board of Directors and Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board's appetite for risk. While the Board of Directors oversees our Company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Nomination Process

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2015, the nine month transition period ended December 31, 2014, or the fiscal year ended March 31, 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2015 the nine month transition period ended December 31, 2014, or the fiscal year ended March 31, 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Marek Tomaszewski,	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
former President Chief Executive Officer, Secretary, Treasurer Chief Financial Officer [1]	2014[2]	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Steve Andrew Chen,	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
prior Chief Executive Officer [3]	2014[2]	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Brian Kistler, current	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary, Treasurer/Chief Financial Officer [4]	2014[2]	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Hong, current	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [5]	2014[2]	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_________________

1	Marek Tomaszewski served as our sole officer from our inception until his resignation on July 14, 2014.

2	Refers to both our nine month transition period ended December 31, 2014 and our fiscal year ended March 31, 2014.

3	Steve Andrew Chen served as our Chief Executive Officer from July 14, 2014, until December 2, 2014.

4	Brian Kistler has served as our President, Secretary, Treasurer, and Chief Financial Officer since July 14, 2014.

5	Chris (Chi Jui) Hong has served as our Chief Executive Officer since December 2, 2014.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2015 we did not grant any stock options.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with any of our executive officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 7, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(3)	Percentage of Class(1)
Steve Andrew Chen 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000(2) Common Shares	72.22%

Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	Nil	(4)

Chris (Chi Jui) Hong 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000(2) Common Shares	72.22%

Directors and Executive Officers as a Group	8,000,000 Common Shares	72.22%

Success Holding Group Corp. USA ("SHGR") 531 Airport North Office Park Fort Wayne, Indiana 46825	8,000,000(2) Common Shares	72.22%

Shareholders Holding Over 5%	8,000,000(2) Common Shares	72.22%

_______________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 7, 2016. As of April 7, 2016 there were 10,360,000 shares of our company's common stock issued and outstanding.

36

(2)

Includes 8,000,000 shares owned by our parent company, Success Holding Group Corp. USA.("SHGC") Steve Andrew Chen is the President, Chief Executive Officer, and a Director of SHGC. Chis (Chi Jui) Hong is the secretary, treasurer and a Director of SHGC. Together they are deemed to have shared voting and dispositive control over securities held by Success Holding Group Corp. USA.

(3)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the option or warrant holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them

(4)	Less than 1%.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amounts owed to Success Holdings Group Corp. USA as at December 31, 2015 and December 31, 2014 are $65,311 and $9,434, respectively.

The loan is unsecured, non-interest bearing and due on demand.

Director Independence

We currently act with three directors, consisting of Steve Andrew Chen, Chris Hong, and Brian Kistler.

We have determined that Steve Andrew Chen, Chris Hong or Brian Kistler are not independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$20,000	$7,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,000	$7,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
(10)	Sales Agreement (1)
10.1	Lease Agreement dated March 20, 2013 (1)
10.2	Amended and Restated Lease Agreement dated June 26, 2013 (2)
(31)	Rule 13a-14 ((d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1) Incorporated by reference to the same exhibit of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2013.

(2) Incorporated by reference to the exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2013.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
(Registrant)

Dated: April 13, 2016	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 13, 2016	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2016	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 13, 2016	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 13, 2016	By:	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

