Form 10-Q
period 2016-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2016-05-16
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to__________

Commission File Number 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

215 North Jefferson, Box 591, Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

(260) 490-9990
(Registrant's telephone number, including area code)

531 Airport North Office Park, Fort Wayne, Indiana 46825
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

10,360,000 common shares issued and outstanding as of May 11, 2016.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

3

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

Consolidated Financial Statements
March 31, 2016

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$6,352	$13,501
Total Current Assets	6,352	13,501

Total Assets	$6,352	$13,501

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accrued expenses	$23,505	$30,911
Loan - related party	80,432	65,311
Total Current Liabilities	103,936	96,222

Total Liabilities	103,936	96,222

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(134,284)	(119,421
Total stockholders' equity (deficit)	(97,584)	(82,721)
Total liabilities and stockholders' equity (deficit)	$6,352	$13,501

See Notes to Financial Statements

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue	$-	$-

Operating Expenses

General and administrative	14,864	9,415

Net Income (Loss) from Operation before Taxes	(14,864)	(9,415)

Provision for Income Taxes	-	-

Net Income (Loss)	$(14,864)	$(9,415)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net loss of the period	$(14,864)	$(9,415)
Accrued expenses increase (decrease)	(7,406)	7,000
Net cash used in operating activities	(22,270)	(2,415)

Financing Activities
Loans from related parties	15,121	2,415
Net cash provided by financing activities	15,121	2,415

Net increase (decrease) in cash and equivalents	(7,149)	-

Cash and equivalents at beginning of the period	13,501	-
Cash and equivalents at end of the period	$6,352	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $134,284 as of March 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,352 and $13,501 of cash as of March 31, 2016 and December 31, 2015, respectively.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2016 and December 31, 2015, the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended March 31, 2016 and 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at March 31, 2016, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the three month periods ended March 31, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at March 31, 2016 and December 31, 2015 are $80,432 and $65,311, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015.

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

Legal

We were not subject to any legal proceedings on March 31, 2016 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Success Entertainment Group International Inc., unless otherwise indicated.

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

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Our operating expenses for the three month periods ended March 31, 2016 and March 31, 2015 are outlined in the table below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
General and administrative	$14,864	$9,415
Net Loss	$14,864	$9,415

Operating Revenues

For the three months ended March 31, 2016 and 2015, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2016 were $14,864 compared with $9,415 for the three months ended March 31, 2015. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The 57.88% increase in operating expenses was mainly attributed to increased travel expense during the most recent period.

Net loss for the three months ended March 31, 2016 was $14,864 compared with $9,415 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Working Capital

	As at March 31,	As at
		December 31,
	2016	2015
Current Assets	$6,352	$13,501
Current Liabilities	$103,936	$96,222
Working Capital (deficiency)	$(97,584)	$(82,721)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
Net cash used in operating activities	$22,270	$2,415
Net cash used in investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$15,121	$2,415
Net increase (decrease) in cash	$7,149	$ Nil

As at March 31, 2016, our cash balance and total assets were $6,352 compared to $13,501 as at December 31, 2015. The 52.95% decrease in cash and total assets resulted from our comparatively higher expenses during the most recent period. .

As at March 31, 2016, we had total liabilities of $103,936 compared with total liabilities of $96,222 as at December 31, 2015. The 8% increase in total liabilities was due to the comparatively higher loans from related parties during the most recent period.

As at March 31, 2016, we had a working capital deficit of $97,584 compared with a working capital deficit of $82,721 as at December 31, 2015. The 18% decrease in our working capital is due to our increased expenses and diminished cash reserves during the most recent period.

Cashflow from Operating Activities

During the three months ended March 31, 2016, we used $22,270 of cash for operating activities compared to the use of $2,415 of cash for operating activities during the three months ended March 31, 2015. The 822% increase during the most recent period is due to a decrease in accrued expenses.

Cashflow from Investing Activities

During the three months ended March 31, 2016 and 2015, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2016, we received proceeds of $15,121 from related party loans. During the three months ended March 31, 2015, we received proceeds of $2,415 from related party loans. The loans are non-interest bearing and due on demand.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,352 and $13,501 of cash as of March 31, 2016 and December 31, 2015, respectively.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2016 and December 31, 2015, the Company's bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the three month periods ended March 31, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
(10)	Sales Agreement (1)
10.1	Lease Agreement dated March 20, 2013 (1)
10.2	Amended and Restated Lease Agreement dated June 26, 2013 (2)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________

(1) Incorporated by reference to the same exhibit of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2013.

(2) Incorporated by reference to the exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2013.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC. (Registrant)

Dated: May 16, 2016	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: My 16, 2016	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2016	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 16, 2016	By:	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

