Form 10-Q
period 2016-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2016-08-15
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

215 North Jefferson, Box 591, Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

260) 490-9990
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

10,360,000 common shares issued and outstanding as of August 5, 2016.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$1,221	$13,501
Total Current Assets	1,221	13,501

Total Assets	$1,221	$13,501

Liabilities and Stockholders' Equity (Deficit)

Current Libilities
Accrued expenses	$6,392	$30,911
Loan - related party	100,040	65,311
Total Current Liabilities	106,431	96,222

Total Liabilities	106,431	96,222

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock,$0.001 par value, 75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(141,911)	(119,421)
Total stockholders' equity (deficit)	(105,211)	(82,721)
Total liabilities and stockholders' equity (deficit)	$1,221	$13,501

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	7,626	7,638	22,490	17,053

Net Income (Loss) from Operation before Taxes	(7,626)	(7,638)	(22,490)	(17,053)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(7,626)	$(7,638)	$(22,490)	$(17,053)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2016	2015
Operating Activities
Net loss of the period	$(22,490)	$(17,053)
Accrued expenses increase (decrease)	(24,519)	4,125
Net cash used in operating activities	(47,009)	(12,928)

Financing Activities
Loans from related parties	34,729	12,928
Net cash provided by financing activities	34,729	12,928

Net increase (decrease) in cash and equivalents	(12,280)	-

Cash and equivalents at beginning of the period	13,501	-
Cash and equivalents at end of the period	$1,221	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $141,911 as of June 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,221 and $13,501 of cash as of June 30, 2016 and December 31, 2015, respectively.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2016 and December 31, 2015, the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six month periods ended June 30, 2016 and 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at June 30, 2016, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the six month periods ended June 30, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at June 30, 2016 and December 31, 2015 are $100,040 and $65,311, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of June 30, 2016 and December 31, 2015.

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

Legal

We were not subject to any legal proceedings on June 30, 2016 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Our operating expenses for the three month periods ended June 30, 2016 and June 30, 2015 are outlined in the table below:

	Three months ended June 30, 2016	Three months ended June 30, 2015
General and administrative	$7,626	$7,638
Net Loss	$(7,626)	$(7,638)

Operating Revenues

For the three months ended June 30, 2016 and 2015, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2016 were $7,626 compared with $7,638 for the three months ended June 30, 2015. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There were minimal decreases in general and operating expenses during the three months ended June 30, 2016 and June 30, 2015.

Net loss for the three months ended June 30, 2016 was $7,626 compared with $7,638 for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Our operating expenses for the six month periods ended June 30, 2016 and June 30, 2015 are outlined in the table below:

	Six months ended June 30, 2016	Six months ended June 30, 2015
General and administrative	$22,490	$17,053
Net Loss	$(22,490)	$(17,053)

Operating Revenues

For the six months ended June 30, 2016 and 2015, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2016 were $22,490 compared with $17,053 for the six months ended June 30, 2015. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The 31.88% increase in operating expenses was mainly attributed to increased travel expense.

Net loss for the six months ended June 30, 2016 was $22,490 compared with $17,053 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2016	2015
Current Assets	$1,221	$13,501
Current Liabilities	$106,431	$96,222
Working Capital (deficiency)	$(105,210)	$(82,721)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Net cash used in operating activities	$(47,009)	$(12,928)
Net cash used in investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$34,729	$12,928
Net increase (decrease) in cash	$(12,280)	$ Nil

As at June 30, 2016, our cash balance and total assets were $1,221 compared to $13,501 as at December 31, 2015. The 90.96% decrease in cash and total assets resulted from net loss and decreased accrued expenses.

As at June 30, 2016, we had total liabilities of $106,431 compared with total liabilities of $96,222 as at December 31, 2015. The 10.61% increase in total liabilities was due to an increase in loans provided by related parties.

As at June 30, 2016, we had a working capital deficit of $105,210 compared with a working capital deficit of $82,721 as at December 31, 2015. The 27.19% increase in our working capital deficit is due to a decrease in cash and an increase in loans provided by related parties.

Cashflow from Operating Activities

During the six months ended June 30, 2016, we used $47,009 of cash for operating activities compared to the use of $12,928 of cash for operating activities during the six months ended June 30, 2015. The 263.62% increase during the most recent period is due to a decrease in accrued expenses.

Cashflow from Investing Activities

During the six months ended June 30, 2016 and 2015, we did not have any investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2016, we received proceeds of $34,729 from related party loans. During the six months ended June 30, 2015, we received proceeds of $12,928 from related party loans. The loans are non-interest bearing and due on demand.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,221 and $13,501 of cash as of June 30, 2016 and December 31, 2015, respectively.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2016 and December 31, 2015, the Company's bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the six month periods ended June 30, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
(10)	Material Contracts
10.1	Sales Agreement (1)
10.2	Lease Agreement dated March 20, 2013 (1)
10.3	Amended and Restated Lease Agreement dated June 26, 2013 (2)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: August 15, 2016	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

