Form 10-Q
period 2016-09-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2016-11-09
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

10,360,000 common shares issued and outstanding as of November 1, 2016

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$460	$13,501
Total Current Assets	460	13,501

Total Assets	$460	$13,501

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$11,212	$30,911
Loan - related party	104,976	65,311
Total Current Liabilities	116,187	96,222

Total Liabilities	116,187	96,222

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(152,428)	(119,421)
Total stockholders' equity (deficit)	(115,728)	(82,721)
Total liabilities and stockholders' equity (deficit)	$460	$13,501

See Notes to Financial Statements

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	10,517	12,739	33,007	29,432

Net Income (Loss) from Operation before Taxes	(10,517)	(12,739)	(33,007)	(29,432)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(10,517)	$(12,739)	$(33,007)	$(29,432)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2016	2015
Operating Activities
Net loss of the period	$(33,007)	$(29,432)
Accrued expenses increase (decrease)	(19,699)	5,925
Net cash used in operating activities	(52,706)	(23,507)

Financing Activities
Loans from related parties	39,665	23,507
Net cash provided by financing activities	39,665	23,507

Net increase (decrease) in cash and equivalents	(13,041)	-

Cash and equivalents at beginning of the period	13,501	-
Cash and equivalents at end of the period	$460	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $152,428 as of September 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $460 and $13,501 of cash as of September 30, 2016 and December 31, 2015, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2016 and December 31, 2015, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine month periods ended September 30, 2016 and 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at September 30, 2016, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the nine month periods ended September 30, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at September 30, 2016 and December 31, 2015 are $104,976 and $65,311, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of September 30, 2016 and December 31, 2015.

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

Legal

We were not subject to any legal proceedings on September 30, 2016 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Success Entertainment Group International Inc., unless otherwise indicated.

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

Effective July 14, 2014, Marek Tomaszewski, resigned as our sole director and officer of our company. Concurrently with Mr. Tomaszewski’s resignation Steve Chen was appointed as our Chief Executive Officer and as a director of our Board of Directors, and Brian Kistler was appointed as our President, Secretary, Treasurer and Chief Financial Officer, and as a member of our Board of Directors.

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

Currently, our management is seeking and evaluating opportunities for our company to produce an internet movie, or participate in the production of an internet movie as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating film concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. As at the date of this report we have not entered into any definitive agreement with any third parties and have not commenced pre-production or production of any film. We anticipate that we will require an operating budget between $300,000 and $1,000,000 to execute our first film project, depending on the scope of our participation and the scale of the project.

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Our operating expenses for the three month periods ended September 30, 2016 and September 30, 2015 are outlined in the table below:

	Three months ended September 30, 2016	Three months ended September 30, 2015
General and administrative	$10,517	$12,739
Net Loss	$(10,157)	$(12,379)

Operating Revenues

For the three months ended September 30, 2016 and 2015, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2016 were $10,517 compared with $12,739 for the three months ended September 30, 2015. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There were minimal decreases in general and operating expenses during the three months ended September 30, 2016 compared to the same period in 2015.

Net loss for the three months ended September 30, 2016 was $10,157 compared with $12,739 for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Our operating expenses for the nine month periods ended September 30, 2016 and September 30, 2015 are outlined in the table below:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
General and administrative	$33,007	$29,432
Net Loss	$(33,007)	$(29,432)

Operating Revenues

For the nine months ended September 30, 2016 and 2015, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2016 were $33,007 compared with $29,432 for the nine months ended September 30, 2015. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The 12.14% increase in operating expenses was mainly attributed to increased travel expense.

Net loss for the nine months ended September 30, 2016 was $33,007 compared with $29,432 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2016	2015
Current Assets	$460	$13,501
Current Liabilities	$116,187	$96,222
Working Capital (deficit)	$(115,727)	$(82,721)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(52,706)	$(23,507)
Net cash used in investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$39,665	$23,507
Net increase (decrease) in cash	$(13,041)	$ Nil

As at September 30, 2016, our cash balance and total assets were $460 compared to $13,501 as at December 31, 2015. The 96.59% decrease in cash and total assets resulted from increased net loss and decreased accrued expenses, partially offset by an increase in related party loans during the most recent period.

As at September 30, 2016, we had total liabilities of $116,187 compared with total liabilities of $96,222 as at December 31, 2015. The 20.74% increase in total liabilities was due to an increase in loans provided by related parties.

As at September 30, 2016, we had a working capital deficit of $115,727 compared with a working capital deficit of $82,721 as at December 31, 2015. The 39.90% increase in our working capital deficit is due to a decrease in cash and an increase in loans provided by related parties.

Cashflow from Operating Activities

During the nine months ended September 30, 2016, we used $52,706 of cash for operating activities compared to the use of $23,507 of cash for operating activities during the nine months ended September 30, 2015. The 124.21% increase during the most recent period is due to an increase in net loss and a decrease in accrued expenses.

Cashflow from Investing Activities

During the nine months ended September 30, 2016 and 2015, we did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2016, we received proceeds of $39,665 from related party loans. During the nine months ended September 30, 2015, we received proceeds of $23,507 from related party loans. The loans are non-interest bearing and due on demand.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $460 and $13,501 of cash as of September 30, 2016 and December 31, 2015, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2016 and December 31, 2015, the Company’s bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the nine month periods ended September 30, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

_______________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: November 9, 2016	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 9, 2016	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

