Form 10-K
period 2016-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2017-04-14
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 North Jefferson St. Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 490-9990

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $7,080,000 based on a $3 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

10,360,000 common shares as of April 12, 2017.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our”, and the “company” mean Success Entertainment Group International, Inc. and our subsidiaries, Success Entertainment Group International Inc., unless otherwise indicated.

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

Effective on July 15, 2014 we entered into a release and waiver of debt agreement with Marek Tomaszekwsi, our then outgoing President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer, pursuant to which Mr. Tomaszekwsi agreed to waive and release the debt due and owing to him by our company in the aggregate amount of $5,100..

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

Currently, our management is seeking and evaluating opportunities for our company to produce an internet movie, or participate in the production of an internet movie as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating film concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. We anticipate an operational budget of between $300,000 to $1,000,000 depending on the nature of our involvement, production costs, and available funding. As at the date of this report we have not entered into any definitive agreement with any third parties and have not commenced pre-production or production of any film.

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

Regulation Affecting the Production of Films in China

The principal regulation governing foreign ownership of our business in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the “Catalogue”). Investment activities in the PRC by foreign investors are principally governed by the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission (“NDRC”). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category and open to foreign investment unless specifically restricted by other PRC regulations. Currently, the production of “broadcasting and TV programs and film-making” falls into the restricted category, and is limited to contractual joint ventures. Accordingly, we are required to enter into a joint-venture with a Chinese partner in order to produce film and video content in China.

Regulations Affecting Distribution of Digital Media Content in China

Restrictions on the Publication of Content on Servers located in China.

In February, 2016, China’s State Administration of Press, Publication, Radio, Film and Television (SARFT) and the Ministry of Industry and Information Technology (MIIT), announced new regulations which serve to aggregate several existing policies to ease the enforcement of rules governing online publishing. Entitled, Administrative Regulations for Online Publishing Services (“Online Publishing Regulations”), the regulations prohibit companies with foreign ownership of any kind, including foreign joint ventures, from engaging in online publishing from servers located in China, though they allow foreign-invested firms to cooperate with Chinese companies on individual projects, as long as they obtain prior permission from authorities. The rules took effect on March 10, 2016 and require all involved in online publishing to receive a permit to do so.

Publication of Content on Servers Located Outside of China

The Online Publishing Regulations apply broadly to any “online publishing services provided within the borders of the PRC.” (Art. 2.) This presumably continues the approach to jurisdictional nexus of existing internet regulation in China: if active content resides on or is provided through servers located within the PRC, the jurisdictional nexus is satisfied and the law applies. If the provider maintains its servers outside of China, the law does not apply. However, as a practical matter, SAPPRFT and MIIT oversee online content published into China from offshore, and may use other means to interrupt what they deem as unsuitable content., as Chinese authorities frequently impose censorship policies through the use of firewalls by degrading or interrupting access to content served from offshore servers into China.

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

Real Property

Our executive, administrative and operating offices are located at 215 North Jefferson St. Ossian, Indiana 46777. We pay $300 per month for shared use of the space. The lease is currently on a month to month basis. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2016 we have incurred aggregate net losses of $61,354. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully begin or complete production of any films, the demand for our productions, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

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

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers. In the event that any of our officers or directors incurs any expenses, liability or loss resulting from any such action, suit or proceeding, we will be responsible for such expenses, liabilities, or losses, which could have a material adverse effect on our business and financial condition.

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

We believe the importance of brand recognition for our Internet movies will increase as the number of Internet users in China grows. If we fail to effectively develop and enhance our brand recognition, we may not be able to attract new consumers to for movie viewing. Furthermore, if our Internet movies are to be successful, we need to attract viewers on a regular basis by providing Internet movies and other relevant information. If we fail to attract enough viewers, we may not be able to generate sufficient revenues, which could materially and adversely affect our financial position and results of operations. While we plan to continue to enhance our brand recognition for our Internet movies, we may not always be able to achieve its expected results or do so in a short period of time. If this happens, our business prospects, financial condition and results of operations may be materially adversely affected.

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

As of December 31, 2016, our executive officers and directors beneficially owned an aggregate of approximately 72.22% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors;
•	changes in the industries in which we operate;
•	regulatory actions regarding our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting the industries in which we operate;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of the our Common Stock or other securities in the open market; and
•	other events or factors, many of which are beyond our control.

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

Item 2. Properties

Our executive, administrative and operating offices are located at 215 North Jefferson St. Ossian, Indiana 46777 has been provided by our president at no cost. We occupy the space on a month to month basis.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol “SEGN.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
December 30, 2016	$3.00	$3.00
September 30, 2016	$3.00	$3.00
June 30, 2016	$3.00	$3.00
March 31, 2016	$3.00	$3.00
December 31, 2015	$3.00	$3.00
September 30, 2015	$2.00	$2.00
June 30, 2015	$2.00	$2.00
March 31, 2015	$0.01	$0.01
December 31, 2014	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Globex Transfer, LLC of 780 Deltona Blvd., of Suite 202, Deltona, FL 32725 (Telephone:+1 813 344 4490; Facsimile:+1 386 267 3124; E-mail: mt@globextransfer.com) is the registrar and transfer agent for our common shares.

On April 12, 2017 , the shareholders’ list showed 32 registered shareholders with 10,360,000 common shares outstanding.

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

Convertible Securities

As of December 31, 2016, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Results of Operations for the Years Ended December 31, 2016 and 2015.

Our operating results for the years for the Years Ended December 31, 2016 and 2015.:

	Year Ended
	December 31,
	2016	2015
Revenue	$	$-
Operating expenses (general and administrative)	$61,354	$73,287
Net Income (Loss) from Operation before Taxes	$64,354	$(73,287)
Net Income (Loss)	$61,354	$(73,287)

Operating Revenues

Our company did not record any revenues during the years ended December 31, 2016 and 2015.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2016 were $61,354 compared with $73,287 for the year ended December 31, 2015. The decrease in operating expense was primarily attributed to a reduction in business activities, and management initiatives to reduce general & administrative expenses. Our expenses consisted entirely of general and administrative expenses, which included professional fees (legal, accounting, audit), annual and incidental corporate filing fees, filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet) and incidental office expenses (mail, courier, etc.).

Our Net loss for the year ended December 31, 2016 was $61,354 compared with $73,287 for the year ended December 31, 2015.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2016	2015

Cash	$459	13,501
Total Current Assets	$459	$13,501
Accrued Expenses	$25,959	$30,911
Loan- related Party	$118,575	$65,311
Total Current Liabilities	$144,534	$96,222
Working Capital (deficit)	$(144,075)	$(82,721)

Cash Flows

	Year Ended
	December 31,	December 31,
	2016	2015
Net Cash used in Operating Activities	$66,307	$42,376
Cash provided by Financing Activities	$52,265	$55,877
Net Increase (Decrease) in Cash and Equivalents	$(13,043)	$13,501
Cash and Equivalents at end of the period	$459	$13,501

As at December 31, 2016, our cash balance and total assets were $459 compared to $13,501 as at December 31, 2015. The decrease was due to our application of cash during 2016 toward accrued expenses.

As at December 31, 2016, we had total liabilities of $144,534 compared with total liabilities of $96,222 as at December 31, 2015. The increase in total liabilities was attributed to the receipt of additional related party loans during 2016.

As at December 31, 2016, we had a working capital deficit of $144,075 compared with a working capital deficit of $82,721 as at December 31, 2015. The increase in our working capital deficit was due to our use of

Cash flow from Operating Activities

During the year ended December 31, 2016, we used $66,307 of cash for operating activities compared to the use of $42,376 of cash for operating activities during the year ended December 31, 2015. The increase in cash used for operating activities was due to the application of cash toward accrued liabilities.

Cash flow from Investing Activities

During the years ended December 31, 2016 and 2015, we did not have any cash transactions related to investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2016, we received $53,265 of cash from financing activities compared to $55,877 for the year ended December 31, 2015 The nominal decrease in cash provided by financing activities is due to an equivalent decrease in related party loans.

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

We estimate that we will require additional funds of approximately $1,075,000 over the next twelve months to implement our growth strategy. In the event that we are unable to raise sufficient funds to implement our growth strategy, we intend to scale back our business plan commensurate with the financing available to us. In that regard, we estimate that we will require approximately $75,000 to maintain our basic business operations, which includes fulfilling our public reporting obligations, and continuing to seek opportunities to produce or to participate in the production of an internet movie. Further, we estimate that development and production costs for an internet movie production will be between $300,000 and $1,000,000, depending on the complexity of the project undertaken, the marquee value of key talent, the duration of the film, and the cost of the chosen location. We intend to tailor our production values to the budget available to us.

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

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our company does not have a source of revenue sufficient to cover our operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding our initial operations by way of issuing founder’s shares.

Our officers and directors have committed to advancing certain operating costs of our company, including legal, audit, transfer agency and edgar filing costs, however they are under no obligation to provide additional financial support.

In order to continue as a going concern, our company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that our company will be successful in accomplishing any of our plans.

The ability of our company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $180,775 as of December 31, 2016 that includes loss of $61,354 for the year ended December 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $459 and $13,501 of cash as of December 31, 2016 and 2015, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2016 and 2015, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2016 and 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2016 and 2015, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the years ended December 31, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Success Entertainment Group International, Inc.

We have audited the accompanying balance sheets of Success Entertainment Group International, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. Success Entertainment Group International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. as of December 31, 2016 and 2015, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $180,775 as of December 31, 2016 that includes loss of $61,354 for the year ended December 31, 2016 and further losses are anticipated in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

April 13, 2017

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets

Current assets
Cash	$459	$13,501
Total Current Assets	459	13,501

Total Assets	$459	$13,501

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$25,959	$30,911
Loan - related party	118,575	65,311
Total Current Liabilities	144,534	96,222

Total Liabilities	144,534	96,222

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value,75,000,000 shares authorized;
10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(180,775)	(119,421)
Total stockholders' equity (deficit)	(144,075)	(82,721)
Total liabilities and stockholders' equity (deficit)	$459	$13,501

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2016	2015

Revenue	$-	$-

Operating Expenses
General and administrative	61,354	73,287

Net Income (Loss) from Operation before Taxes	(61,354)	(73,287)

Provision for Income Taxes	-	-

Net Income (Loss)	$(61,354)	$73,287)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	10,360,000	10,360,000

See Notes to Financial Statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	9,400,000	$9,400	$12,600	$(11,520)	$10,480

Net loss for the year ended December 31, 2015	-	-	-	(73,287)	(73,287)

Balance, December 31, 2015	10,360,000	$10,360	$26,340	$(119,421)	$(82,721)

Net loss for the year ended December 31, 2015				(61,354)	(61,354)

Balance, December 31, 2016	10,360,000	$10,360	$26,340	$(180,775)	$(144,075)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2016	2015
Operating Activities
Net loss of the period	$(61,354)	$(73,287)
Accrued expenses increase (decrease)	(4,953)	30,911
Net cash used in operating activities	(66,307)	(42,376)

Financing Activities
Loans from related parties	53,265	55,877
Net cash provided by financing activities	53,265	55,877

Net increase (decrease) in cash and equivalents	(13,043)	13,501

Cash and equivalents at beginning of the period	13,501	-
Cash and equivalents at end of the period	$459	$13,501

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 19, 2015, the Company acquired 100% shares of Double Growth Investment Ltd. On December 9, 2015, the Company acquired 100% shares of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited. All these subsidiaries were registered in Republic of Seychelles. The Company made these acquisitions for future investment purpose. In 2016, the Company discontinued Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited by non-payment of the annual renewal fee.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $180,775 as of December 31, 2016 that includes loss of $61,354 for the year ended December 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $459 and $13,501 of cash as of December 31, 2016 and 2015, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2016 and 2015, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2016 and 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2016 and 2015, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the years ended December 31, 2016 and 2015, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2016 and December 31, 2015 are $118,575 and $65,311, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of December 31, 2016 and 2015.

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

Legal

We were not subject to any legal proceedings on December 31, 2016 and 2015 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 7 – INCOME TAXES

The has cumulative net operating tax loss carryover (the “NOL”) of $119,421 on December 31, 2015, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The provision for Federal income tax consists of the following:

	For the Years Ended December 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$20,860	$24,918
Less: valuation Allowance	(20,860)	(24,918)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets attributable to:
Net operating loss carryover	$61,463	$40,603
Less: valuation Allowance	(61,463)	(40,603)
Net deferred tax assets	$-	$-

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

As of December 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	Chairman of the Board of Directors and former Chief Executive Officer.	49	July 14, 2014 (resigned as Chief Executive Officer December 2, 2014)

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	President, Chief Financial Officer, Treasurer, Secretary and Director	60	July 14, 2014

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	Chief Executive Officer and Director	57	July 14, 2014 (as director) December 2, 2014 (as Chief Executive Officer)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2016 or the fiscal year ended March 31, 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Steve Andrew Chen, prior	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [1]	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Brian Kistler, President, Secretary,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer/Chief Financial Officer [2]	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Hong, current	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [3]	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_____________

1 Steve Andrew Chen served as our Chief Executive Officer from July 14, 2014, until December 2, 2014.

2 Brian Kistler has served as our President, Secretary, Treasurer, and Chief Financial Officer since July 14, 2014.

3 Chris (Chi Jui) Hong has served as our Chief Executive Officer since December 2, 2014.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2016 we did not grant any stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 12, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[3]	Percentage of Class(1)

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	8,000,000(2) Common Shares	72.22%

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	Nil	(4)

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	8,000,000(2) Common Shares	72.22%

Directors and Executive Officers as a Group	8,000,000 Common Shares	72.22%

Success Holding Group Corp. USA (“SHGR”) 215 North Jefferson St. Ossian, Indiana 46777	8,000,000(2) Common Shares	72.22%

Shareholders Holding Over 5%	8,000,000(2) Common Shares	72.22%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 7, 2016. As of April 7, 2016 there were 10,360,000 shares of our company’s common stock issued and outstanding.

(2)	Includes 8,000,000 shares owned by our parent company, Success Holding Group Corp. USA.(“SHGC”) Steve Andrew Chen is the President, Chief Executive Officer, and a Director of SHGC. Chis (Chi Jui) Hong is the secretary, treasurer and a Director of SHGC. Together they are deemed to have shared voting and dispositive control over securities held by Success Holding Group Corp. USA.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amounts owed to Success Holdings Group Corp. USA as at December 31, 2016 and December 31, 2015 are $118,575 and $65,311, respectively.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015

Audit Fees	$20,000	$20,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,000	$20,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: April 14, 2017	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 14, 2017	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2017	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 14, 2017	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 14, 2017	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

