Form 10-Q
period 2017-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2017-05-12
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

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

10,360,000 common shares issued and outstanding as of May 8, 2017.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash	$462	$459
Total Current Assets	462	459

Total Assets	$462	$459

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$26,911	$25,959
Loan - related party	119,610	118,575
Total Current Liabilities	146,521	144,534

Total Liabilities	146,521	144,534

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(182,759)	(180,775)
Total stockholders' equity (deficit)	(146,059)	(144,075)
Total liabilities and stockholders' equity (deficit)	$462	$459

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31
	2017	2016

Revenue	$-	$-

Operating Expenses
General and administrative	1,984	14,864

Net Income (Loss) from Operation before Taxes	(1,984)	(14,864)

Provision for Income Taxes	-	-

Net Income (Loss)	$(1,984)	$(14,864)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31
	2017	2016
Operating Activities
Net loss of the period	$(1,984)	$(14,864)
Accrued expenses increase (decrease)	951	(7,406)
Net cash used in operating activities	(1,033)	(22,270)

Financing Activities
Loans from related parties	1,035	15,121
Net cash provided by financing activities	1,035	15,121

Net increase (decrease) in cash and equivalents	2	(7,149)

Cash and equivalents at beginning of the period	459	13,501
Cash and equivalents at end of the period	$462	$6,352

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception, January 30, 2013, resulting in an accumulated deficit of $182,759 as of March 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $462 and $6,352 of cash as of March 31, 2017 and December 31, 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2017 and December 31, 2016, the Company’s bank deposits did not exceed the insured amounts.

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

The Company’s financial instruments consist of cash, a related party loan and note payable related party. The carrying amount of these financial instruments approximates fair value due to their short term maturity.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three months period ended March 31, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at March 31, 2017, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the three month periods ended March 31, 2017 and 2016, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at March 31, 2017 and December 31, 2016 are $119,610 and $118,575, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016.

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

Legal

We were not subject to any legal proceedings as of March 31, 2017 and no legal proceedings are pending or threatened to our knowledge or belief.

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

On September 26, 2014, we receive approval from the FINRA to give effect to the name change approved on July 14, 2015. Our trading symbol concurrently changed to "SEGN" and we were assigned the new CUSIP number 86457R107.

On November 19, 2015, we acquired 100% of the outstanding securities of Double Growth Investment Ltd. On December 9, 2015, we acquired 100% of the outstanding securities of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited. All these subsidiaries were registered in Republic of Seychelles. We made these acquisitions for future investment purposes.

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

Currently, our management is seeking and evaluating opportunities for our company to produce an internet movie, or participate in the production of an internet movie as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating film concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. As at the date of this report, we have not entered into any definitive agreement with any third parties and have not commenced pre-production or production of any film. We anticipate that we will require an operating budget between $300,000 and $1,000,000 to execute our first film project, depending on the scope of our participation and the scale of the project.

Results of Operations

Three months ended in March 31, 2017 compared to the three months ended in March 31, 2016.

Our operating expenses for the three month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Three months ended March 31, 2017	Three months ended March 31, 2016
General and administrative expenses	$1,984	$14,864
Net Loss	$1,984	$14,864

Operating Revenues

For the three months ended March 31, 2016 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2017 were $1,984 compared with $14,864 for the three months ended March 31, 2016. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was a decrease in general and operating expenses during the three months ended March 31, 2017 compared to the same period in 2016. The decrease is mainly due to lower travel expense and professional fee.

Net loss for the three months ended March 31, 2017 was $1,984 compared with $14,864 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31, 2017	December 31, 2016

Current Assets	$462	$459
Current Liabilities	$146,521	$144,534
Working Capital (deficit)	$(146,059)	$(144,075)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2016
Net cash used in operating activities	$1,033	$22,270
Net cash used in investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$1,035	$15,121
Net increase (decrease) in cash	$2	$(7,149)

As of March 31, 2017, our total assets and liabilities were $462 and 146,521 compared to $459 and 144,534 as at December 31, 2016. There was no significant variance.

As of March 31, 2017, we had a working capital deficit of $146,059 compared with a working capital deficit of $144,075 as at December 31, 2016. The 1.38% increase in our working capital deficit is due to a higher total liabilities as of March 31, 2017.

Cashflow from Operating Activities

During the three months ended March 31, 2017, we used $1,033 of cash for operating activities compared to the use of $22,270 of cash for operating activities during the three months ended March 31, 2016. The decrease in net cash used in operating activities is due to lower net loss.

Cashflow from Investing Activities

During the three months ended March 31, 2017 and 2016, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2017, we received proceeds of $1,035 from related party loans. During the three months ended March 31, 2016, we received proceeds of $15,121 from related party loans. The loans are non-interest bearing and due on demand.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $462 and $459 of cash as of March 31, 2017 and December 31, 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2017 and December 31, 2016, the Company’s bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the three month periods ended March 31, 2017 and 2016, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
(10)	Material Contracts
10.1	Sales Agreement (1)
10.2	Lease Agreement dated March 20, 2013 (1)
10.3	Amended and Restated Lease Agreement dated June 26, 2013 (2)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference to the same exhibit of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2013.

(2)	Incorporated by reference to the exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2013.

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: May 12, 2017	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 12, 2017	By:	/s/ Brian Kistler
Brian Kistler
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

