Form 10-Q
period 2017-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2017-08-10
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

10,360,000 common shares issued and outstanding as of June 30, 2017.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash	$2,584	$459
Total Current Assets	2,584	459
Total Assets	$2,584	$459

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$8,764	$25,959
Notes payable - related party	44,500	-
Loan - related party	123,009	118,575
Total Current Liabilities	176,273	144,534
Total Liabilities	176,273	144,534
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(210,389)	(180,775)
Total stockholders' equity (deficit)	(173,689)	(144,075)
Total liabilities and stockholders' equity (deficit)	$2,584	$459

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	27,631	7,626	29,615	22,490

Net Income (Loss) from Operation before Taxes	(27,631)	(7,626)	(29,615)	(22,490)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(27,631)	$(7,626)	$(29,615)	$(22,490)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016

Operating Activities
Net loss of the period	$(29,615)	$(22,490)
Accrued expenses increase (decrease)	(17,196)	(24,519)
Net cash used in operating activities	(46,811)	(47,009)

Financing Activities
Proceeds	44,500	-
Loans from related parties	4,434	34,729
Net cash provided by financing activities	48,934	34,729

Net increase (decrease) in cash and equivalents	2,123	(12,280)

Cash and equivalents at beginning of the period	459	13,501
Cash and equivalents at end of the period	$2,584	$1,221

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 19, 2015, the Company acquired 100% shares of Double Growth Investment Ltd. On December 9, 2015, the Company acquired 100% shares of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, and Viva Leader Limited. All these subsidiaries were registered in Republic of Seychelles. The Company made these acquisitions for future investment purpose. In 2016, the Company discontinued Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited by non-payment of the annual renewal fee.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $210,389 as of June 30, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,584 and $459 of cash as of June 30, 2017 and December 31, 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2017 and December 31, 2016, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six month periods ended June 30, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at June 30, 2017, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the six month periods ended June 30, 2017 and 2016, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On April 24, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is April 24, 2018 and bear no interest.

On June 7, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is June 7, 2018 and bear no interest.

On May 15, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $24,500 with Steve Andrew Chen who is the Company’s Chairman of the Board of Directors. The maturity of the Notes is May 15, 2018 and bear no interest.

NOTE 5 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at June 30, 2017 and December 31, 2016 are $123,009 and $118,575, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016.

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

Legal

We were not subject to any legal proceedings on June 30, 2017 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

Results of Operations

Three months ended in June 30, 2017 compared to the three months ended in June 30, 2016.

Our operating expenses for the three month periods ended June 30, 2017 and 2016 are outlined in the table below:

	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
General and administrative expenses	$27,631	$7,626
Net Loss	$27,361	$7,626

Operating Revenues

For the three months ended June 30, 2017 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2017 were $27,631 compared with $7,626 for the three months ended June 30, 2016. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the three months ended June 30, 2017 compared to the same period in 2016. The 262.3% increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

Net loss for the three months ended June 30, 2017 was $27,631 compared with $7,626 for the three months ended June 30, 2016.

Six months ended in June 30, 2017 compared to the six months ended in June 30, 2016.

Our operating expenses for the three month periods ended June 30, 2017 and 2016 are outlined in the table below:

	Six months	Six months
	ended	ended
	June 30, 2017	June 30, 2016
General and administrative expenses	$29,615	$22,490
Net Loss	$(29,615)	$(22,490)

Operating Revenues

For the six months ended June 30, 2017 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2017 were $29,615 compared with $22,490 for the six months ended June 30, 2016. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the six months ended June 30, 2017 compared to the same period in 2016. The 31.7% increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings.

Net loss for the six months ended June 30, 2017 was $29,615 compared with $22,490 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2017	2016
Current Assets	$2,584	$459
Current Liabilities	$176,273	$144,534
Working Capital (deficit)	$(173,689)	$(144,075)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Net cash used in operating activities	$(46,811)	$(47,009)
Net cash used in investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$48,934	$34,729
Net increase (decrease) in cash	$2,123	$(12,280)

As of June 30, 2017, our total assets and liabilities were $2,584 and $176,273 compared to $459 and 144,534 as at December 31, 2016. There was no significant variance in cash used in operating activities. The 40.9% increase in cash provided by financial activities is a result of increased investment by ownership. That increase is also the cause of the net increase in cash being positive rather than negative at this time.

As of June 30, 2017, we had a working capital deficit of $173,689 compared with a working capital deficit of $144,075 as at December 31, 2016. The 20.55% increase in our working capital deficit is due to a higher total liabilities as of June 30, 2017, although they were partially offset by increased assets.

Cashflow from Operating Activities

During the three months ended June 30, 2017, we used $46,811 of cash for operating activities compared to the use of $47,009 of cash for operating activities during the three months ended June 30, 2016. There were minimal decreases in cashflow from operating activities.

Cashflow from Investing Activities

During the three months ended June 30, 2017 and 2016, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended June 30, 2017, we received proceeds of $48,934 from related party loans. During the three months ended June 30, 2016, we received proceeds of $34,729 from related party loans. The loans are non-interest bearing and due on demand.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,584 and $1,221 of cash as of June 30, 2017 and December 31, 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2017 and December 31, 2016, the Company’s bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the six month periods ended June 30, 2017 and 2016, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
(10)	Material Contracts

10.1	Sales Agreement (1)
10.2	Lease Agreement dated March 20, 2013 (1)
10.3	Amended and Restated Lease Agreement dated June 26, 2013 (2)
(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
31.3*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
32.3*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

(1)	Incorporated by reference to the same exhibit of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2013.

(2)	Incorporated by reference to the exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2013.

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP
INTERNATIONAL INC.
(Registrant)

Dated: August 9, 2017	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 9, 2017	By:	/s/ Brian Kistler
Brian Kistler
President and Director
(Principal Financial Officer, Principal Accounting
Officer, CFO, and Treasurer through July 14, 2017)

Dated: August 9, 2017	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer) (Has held these positions since July 14, 2017)

