Form 10-Q
period 2017-09-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2017-11-13
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

(260) 490-9990

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,360,000 common shares issued and outstanding as of September 30, 2017.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash	$66,711	$459
Total Current Assets	66,711	459

Total Assets	$66,711	$459

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$21,667	$25,959
Notes payable - related party	94,500	-
Loan - related party	127,687	118,575
Total Current Liabilities	243,854	144,534

Total Liabilities	243,854	144,534

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,360,000 shares issued and outstanding	10,360	10,360
Common stock subscribed	64,640	-
Additional paid in capital	26,340	26,340
Accumulated deficit	(278,483)	(180,775)
Total stockholders' equity (deficit)	(177,143)	(144,075)
Total liabilities and stockholders' equity (deficit)	$66,711	$459

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	68,093	10,517	97,708	33,007

Net Income (Loss) from Operation before Taxes	(68,093)	(10,517)	(97,708)	(33,007)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(68,093)	$(10,517)	$(97,708)	$(33,007)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	10,360,000	10,360,000	10,360,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2017	2016
Operating Activities
Net loss of the period	$(97,708)	$(33,007)
Accrued expenses increase (decrease)	(4,293)	(19,699)
Net cash used in operating activities	(102,001)	(52,706)

Financing Activities
Proceeds from issuance of notes payable	94,500	-
Loans from related parties	9,112	39,665
Proceeds from stock subscription	64,640	-
Net cash provided by financing activities	168,252	39,665

Net increase (decrease) in cash and equivalents	66,251	(13,041)

Cash and equivalents at beginning of the period	459	13,501
Cash and equivalents at end of the period	$66,711	$460

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. (“the Company”, “we”, “us”, or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines.

Effective July 14, 2014, there was a change in control of the Company.

In accordance with the terms and provisions of a stock purchase agreement dated May 5, 2014 (the “Stock Purchase Agreement”) by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of common stock of the Company (the “Control Block Seller”), and Success Holding Group Corp. USA, a Nevada corporation (the “Control Block Purchaser”), the Control Block Purchaser purchased from the Control Block Shareholders all of the 8,000,000 shares of common stock held of record.

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

Effective July 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to “Success Entertainment Group International Inc.” (the “Name Change Amendment”). The Name Change Amendment was approved by our Board of Directors to better reflect the new nature of our business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to “Success Entertainment Group International Inc.”

Effective on July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the “Release Agreement”) with Marek Tomaszekwsi, the Company’s prior President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer (the “Creditor”), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the “Released Debt”). In accordance with the terms and provisions of the Release Agreement, the Creditor agreed to release, acquit, covenant not to sue and specifically release and waive any claims or rights it may have under common law and statutory law relating to the Released Debt.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $278,483 as of September 30, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $66,711 and $459 of cash as of September 30, 2017 and December 31, 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2017 and December 31, 2016, the Company’s bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine month periods ended September 30, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at September 30, 2017, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The potential dilution associated with stock subscription was excluded from the calculation for the nine months ended September 30, 2017 as it will create an anti-dilutive effect. The basic and diluted loss per share for the nine months ended September 30, 2017 and 2016 as follows:

	For the Nine Months Ended
	September 30,
	2017	2016
Numerator
Net loss	$(97,708)	$(33,007)
Denominator
Weighted average common shares outstanding – basic	10,360,000	10,360,000
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	10,360,000	10,360,000

Loss per share	$(0.009)	$(0.003)

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

On July 5, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is July 5, 2018 and bear no interest.

On August 11, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is August 11, 2018 and bear no interest.

On May 15, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $24,500 with Steve Andrew Chen who is the Company’s Chairman of the Board of Directors. The maturity of the Notes is May 15, 2018 and bear no interest.

On July 4, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Steve Andrew Chen who is the Company’s Chairman of the Board of Directors. The maturity of the Notes is July 4, 2018 and bear no interest.

NOTE 5 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at September 30, 2017 and December 31, 2016 are $127,687 and $118,575, respectively.

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

There were 10,360,000 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016.

In August 2017, the Company signed stock subscription agreement to sell its stock at $0.001 per share. As of September 30, 2017, the Company received $64,640 in advance to issue 64,640,000 shares.

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

Legal

We were not subject to any legal proceedings on September 30, 2017 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On May 5, 2014, Marek Tomaszewski, our then sole officer, director, and majority shareholder, entered into an agreement to sell 8,000,000 shares of our common stock, representing 77% of our outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation (“Success Holding”), which resulted in a change of control of our Company effective July 14, 2014. As a result of the transaction, Success Holding became our majority shareholder and we became its majority controlled subsidiary.

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

Effective July 14, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to “Success Entertainment Group International Inc.” The amendment was approved by our Board of Directors to better reflect the new nature of our business operations.

Effective July 15, 2014, as a result of the change in ownership and management described above, we abandoned our former business plan and adopted our current business of the production and development of internet movies and training films.

On September 26, 2014, we receive approval from the FINRA to give effect to the name change approved on July 14, 2015. Our trading symbol concurrently changed to “SEGN” and we were assigned the new CUSIP number 86457R107.

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

On December 1, 2014, our Board of Directors authorized an amendment to our Bylaws to change our Company’s fiscal year end From March 31 to December 31.

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

Results of Operations

Three months ended in September 30, 2017 compared to the three months ended in September 30, 2016.

Our operating expenses for the three month periods ended September 30, 2017 and 2016 are outlined in the table below:

	Three months ended September 30, 2017	Three months ended September 30, 2016

General and administrative expenses	$68,093	$10,517

Net Loss	$(68,093)	$(10,517)

Operating Revenues

For the three months ended September 30, 2017 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2017 were $68,903 compared with $10,517 for the three months ended September 30, 2016. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the three months ended September 30, 2017 compared to the same period in 2016. The 555% increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and issued a large amount of stock. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

Net loss for the three months ended September 30, 2017 was $68,903 compared with $10,512 for the three months ended September 30, 2016.

Nine months ended in September 30, 2017 compared to the six months ended in September 30, 2016.

Our operating expenses for the three month periods ended September 30, 2017 and 2016 are outlined in the table below:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

General and administrative expenses	$97,708	$33,007

Net Loss	$(97,708)	$(33,007)

Operating Revenues

For the nine months ended September 30, 2017 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2017 were $97,708 compared with $33,007 for the nine months ended September 30, 2016. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the nine months ended September 30, 2017 compared to the same period in 2016. The 196% increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings.

Net loss for the nine months ended September 30, 2017 was $97,708 compared with $33,007 for nine months ended September 30, 2016.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2017	2016

Current Assets	$66,711	$459

Current Liabilities	$243,854	$144,534

Working Capital (deficit)	$(177,143)	$(144,075)

Cash Flows

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016

Net cash used in operating activities		$(102,001)		$(52,706)

Net cash used in investing activities	$	Nil	$	Nil

Net cash provided by financing activities		$168,252		$39,665

Net increase (decrease) in cash		$66,251		$13,041

As of September 30, 2017, our total assets and liabilities were $66,711 and $243,854 compared to $459 and 144,534 as at December 31, 2016. Increase in cash used in operating activities for nine months ended September 30, 2017 is due to higher net loss. The 324% increase in cash provided by financial activities is a result of proceeds from issuance of notes payable and stock subscription.

As of September 30, 2017, we had a working capital deficit of $177,143 compared with a working capital deficit of $144,075 as at December 31, 2016. The 22.95% increase in our working capital deficit is due to a higher total current liabilities as of September 30, 2017, although they were partially offset by increased current assets.

Cashflow from Operating Activities

During the three months ended September 30, 2017, we used $102,001 of cash for operating activities compared to the use of $52,706 of cash for operating activities during the three months ended September 30, 2016. This 94% increase in cash used in operating expenses is mainly due to higher net loss.

Cashflow from Investing Activities

During the three months ended September 30, 2017 and 2016, we did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2017, we received proceeds of $9,112 from related party loans. During the nine months ended September 30, 2016, we received proceeds of $39,665 from related party loans. The loans are non-interest bearing and due on demand. The increase in cash provided by financing activities in 2017 is due to $94,500 from notes payable issuances as well as $64,640 from stock subscription.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $66,711 and $460 of cash as of September 30, 2017 and September 30, 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2017 and December 31, 2016, the Company’s bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the nine month periods ended September 30, 2017 and 2016, there were no potentially dilutive securities issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods. Just after the quarter ended, however, 64,640,000 shares of common stock were issued at par value. While this does significantly increase the number of outstanding shares, the gains or losses available to shareholders was so minimal as to not have a significant effect.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

(10)	Material Contracts

10.1	Sales Agreement (1)

10.2	Lease Agreement dated March 20, 2013 (1)

10.3	Amended and Restated Lease Agreement dated September 26, 2013 (2)

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the same exhibit of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2013.
(2)	Incorporated by reference to the exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2013.
*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: November 13, 2017	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2017	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) (Has held these positions since July 14, 2017)

