Form 10-K
period 2017-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2018-04-11
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $11,800,000 based on a $5 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

75,000,000 common shares as of April 10, 2018.

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

Our financial statements are stated in United States Dollars (USD$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Effective July 15, 2014, as a result of the change in ownership and management described above, we abandoned our former business plan and adopted our current business of the production and development of internet videos and training videos.

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

From August 17 to August 22, 2018, we issued 64,640,000 shares of common stock to several parties via an S-1 Registration Statement for cash proceeds of $64,640 at $.001 par value per share.

Our Current Business

Our current focus and operations is the production of Internet videos in China, for distribution in China, and on-line and off-line seminars conducted by Steve Chen. Specifically, we seek to produce commentary videos that will fit in internet mobile applications. In addition, we will seek to sell distribution rights for these videos, and to develop and sell promotional and other products related to these videos throughout the world.

Our largest shareholder, Success Holding Group Corp. USA is also the majority shareholder of Success Holding Group International Inc., which is engaged in the production of internet videos with a focus on serial or episodic videos and short videos. In contrast, our focus is on production of non-series and feature length internet videos.

Currently, our management is seeking and evaluating opportunities for our company to produce an internet video, or participate in the production of an internet video as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating video concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. We anticipate an operational budget of between $300,000 to $1,000,000 depending on the nature of our involvement, production costs, and available funding. As at the date of this report we have not entered into any definitive agreement with any third parties and have not commenced pre-production or production of any video.

Competition

The video production industry in China is intensely competitive. We intend to compete with numerous individuals and companies of varying size, including many major production companies and multi-media conglomerates, which have substantially greater creative, technical, financial and operational resources and staffs. Accordingly, we will face a high degree of competition for access to skilled personnel, distribution channels, financing and market share.

Compliance with Government Regulation

The following summary discusses all regulations that materially affect the business of our Company.

Regulation Affecting the Production of Videos in China

The principal regulation governing foreign ownership of our business in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the “Catalogue”). Investment activities in the PRC by foreign investors are principally governed by the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission (“NDRC”). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category and open to foreign investment unless specifically restricted by other PRC regulations. Currently, the production of “broadcasting and TV programs and video-making” falls into the restricted category, and is limited to contractual joint ventures. Accordingly, we are required to enter into a joint-venture with a Chinese partner in order to produce video and video content in China.

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

Censorship of Content in China

China has no motion picture rating system, and videos must therefore be deemed suitable by Chinese censors for all audiences in order to be shown in the country. Officially, the censorship system is designed to promote Confucian morality, political stability and social harmony. Videos must be submitted to the State Administration of Press, Publication, Radio, Film and Television (SARFT) for censorship prior to being cleared for import into China. This entails a three-step process:

1.	The videomakers submit their screenplay or finished video to the Censorship Board for review. The board has 30 days to offer a response, but often takes longer to do so;

2.

SARFT then offers comments, and often suggestions, for altering the video to meet censorship requirements. The videomakers are given the opportunity to make modifications to comply with any requested changes;

3.	The script or video is re-submitted to SARFT for review of the changes and an approval decision.

If the videomakers object to the results of the review process, they can apply for an additional review within 30 days;

•	Videos are prohibited from containing the following contents, as stipulated in Article 25 of the Film Regulations:

o	Opposing the fundamental principles laid down in the Constitution of the P.R.C.;

o	Jeopardizing the unification, sovereignty and territorial integrity of the State;

o	Divulging State secrets, jeopardizing the security of the State, or impairing the prestige and interests of the State;

o	Inciting hatred and discrimination among ethnic groups, harming their unity, or violating their customs and habits;

o	Propagating cults and superstition;

o	Disrupting public order and undermining social stability;

o	Propagating obscenity, gambling or violence, or abetting to commit crimes;

o	Insulting or slandering others, or infringing upon the legitimate rights and interests of others;

o	Jeopardizing social ethics or fine national cultural traditions.

Research and Development

We did not incur any research or development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

Employees

Our management consists of Mr. Steve Chen, our Chairman of the Board of Directors; Mr. Chris (Chi Jui) Hung, our Chief Executive Officer; Frank Tseng, our Chief Financial Officer; Tony Cheng, our Chief Operations Officer; and Mr. Brian Kistler, our President. Both Mr. Tseng and Mr. Cheng are on an employment basis. The other employees currently provide their services as independent contractors to our company, on a non-exclusive basis and without compensation. We currently have no full time or part-time employees. We anticipate that our personnel requirements will increase as we increase our video development activities and commence production of our first video. Because of the cyclical and intermittent nature of video development and production, we intend to engage the services of independent contractors on an as needed basis.

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

For the year ended December 31, 2017 we have incurred aggregate net losses of $61,354. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully begin or complete production of any videos, the demand for our productions, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our planned video(s), which is subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until we successfully produce and sell or license one or more videos. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

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

Our ability to produce and market internet videos will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful production and commercialization of internet videos. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to produce, or to successfully market and commercialize, an internet video, or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the development of our internet video production business, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our internet video production business, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to develop, produce, and market our productions, manage operations, and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for internet video production and distribution is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new distribution services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

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

Our officers and director may be subject to conflicts of interest

Our officers and directors provide their services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from their other activities. Mr. Chen, for example, devotes part of his working time to other business endeavors, which include serving as Chairman of our sister company, Success Holding Group International, Inc., which is also engaged in the internet video production business. Potential conflicts which may arise from these relationships include conflicts in deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Currently, we have no policy in place to address such conflicts of interest. As a result, our business and results of operations could be materially adversely affected.

RISKS RELATED TO ONLINE VIDEO INDUSTRY

Our future growth depends on the increased acceptance of the Internet as an effective viewing platform for videos and the increased Internet penetration among the general population in China.

We expect to generate a significant portion of our revenues from providing Internet videos to consumers. Internet videos are growing at significant rates in China, particularly among more educated Chinese users. Based on statistics, the Tencent Company in Shenzhen China, who created the internet communication and social media tool known as “WeChat,” has surpassed Facebook in its user base and revenue. However, with stronger competition every day, the video content must have a unique quality so as to attract a wider array of users to pay and watch those videos, which is a hurdle the Company must overcome.

Failure to enhance our brand recognition could have a material adverse effect on our results of operations and growth prospects.

We believe the importance of brand recognition for our Internet videos will increase as the number of Internet users in China grows. If we fail to effectively develop and enhance our brand recognition, we may not be able to attract new consumers to for video viewing. Furthermore, if our Internet videos are to be successful, we need to attract viewers on a regular basis by providing Internet videos and other relevant information. If we fail to attract enough viewers, we may not be able to generate sufficient revenues, which could materially and adversely affect our financial position and results of operations. While we plan to continue to enhance our brand recognition for our Internet videos, we may not always be able to achieve its expected results or do so in a short period of time. If this happens, our business prospects, financial condition and results of operations may be materially adversely affected.

We will rely on China’s general population for a substantial portion of our revenues and future growth, but the Internet video industry is at an early stage of development and subject to many uncertainties.

We will rely on China’s general population for a substantial portion of the revenues that we expect to generate from providing Internet videos. We believe that we will greatly benefit from the rapid growth of China’s Internet usage during the past few years. However, China’s Internet video services are still at an early stage of development and remain subject to many uncertainties. We cannot predict how this industry will develop in the future. Further, the growth of China’s Internet video industry could be affected by many factors, including:

•	general economic conditions in China and around the world; and

•	the growth of disposable household income available to for Internet videos.

Any adverse change to these factors could reduce demand for Internet videos. Demand for our Internet video products and services may be particularly sensitive to changes in general economic conditions. If China’s economy stagnates or contracts, our business, financial condition and results of operations would be materially and adversely affected.

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

Nonetheless, any slowdown in China’s economic development might lead to increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. To the extent any fluctuations in the Chinese economy significantly affect demand for Internet videos or change spending habits, our results of operations may be materially and adversely affected.

Problems with China’s Internet infrastructure or with our third-party data center hosting facilities could impair the delivery of our services and harm our business.

Our Internet video business will heavily depend on the performance and reliability of China’s Internet infrastructure, the continual accessibility of bandwidth and servers to service providers’ networks, and the continuing performance, reliability and availability of technology platforms. Because we will not license software to customers, Internet video viewers will need to depend on the Internet to access the Internet videos, which must be properly running and accessible to all viewers at all times. We will rely on major Chinese telecommunication companies to provide us with bandwidth for our Internet video services, and we may not have any access to comparable alternative networks or services in the event of disruptions, failures or other problems. Content distribution networks, located in several regions throughout China, may also be shut down or otherwise experience interruptions in a particular region. Internet access may not be available in certain areas due to natural disasters, such as earthquakes or local government decisions. If we experience technical problems in delivering Internet videos either at national or regional level, we could experience reduced demand for our Internet videos, lower revenues and increased costs.

Failure to protect our brand, trademarks, copyrights, trade secrets and other intellectual property rights could have a negative impact on our business.

We believe our Internet video production brand, trademarks, copyrights, and other intellectual property rights will be critical to our success. Any unauthorized use of our brand, trademarks, copyrights, or other intellectual property rights could harm our competitive advantages and business. Our efforts in protecting our brand and intellectual property rights may not always be effective. We intend to file applications to register any copyright or trademarks in China, but may not be able to register such marks or register them within the category it seeks. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we may take to protect our intellectual property rights may not be adequate. Further, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. As the right to use Internet domain names is not rigorously regulated in China, other companies may incorporate in their domain names elements similar in writing or pronunciation to our potential trademarks and domain names. Our business could be materially and adversely affected if we could not adequately protect our content, trademarks, copyrights, trade secrets and other intellectual property.

Copyright infringement and other intellectual property claims against us may adversely affect our business.

We could be subject to claims based upon the content that is contained in our Internet videos. Any lawsuits or threatened lawsuits, in which we are potentially involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating its business. Any judgments against us in such suits, or related settlements, could harm its reputation and have a material adverse effect on its results of operations. If a lawsuit against us is successful, we may be required to pay damages. As a result, the scope of our Internet videos we will offer to viewers could be reduced, which may adversely affect our ability to attract and retain viewers.

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

PRC law currently limits foreign ownership of companies that produce video or video productions, or which provide general Internet content services, in China up to 50%. Foreign and wholly foreign-owned enterprises are currently restricted from producing video or video productions, or from providing other Internet information services. As such, we must conduct our business through contractual arrangements with entities which are domiciled and controlled in China. Each of the entities will be owned by individual shareholders who are PRC citizens and hold the requisite licenses or permits to produce video or video, or to provide Internet content services in China. We expect to depend on structured entities to operate our businesses. There are uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with structured entities. We have been advised that each of such contractual agreements for operating its business in China (including its corporate structure and contractual arrangements with the structured entities), need to comply with all applicable existing PRC laws, rules and regulations, and not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, we cannot assure that the PRC regulatory authorities will not adopt any new regulation to restrict or prohibit foreign investment in Internet business through contractual arrangement in the future, or will not determine that our corporate structure and potential contractual arrangements violate PRC laws, rules or regulations.

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

We are presently authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors did authorize an additional issuance of 64,640,000 shares, which has brought the Company’s total of outstanding shares to 75,000,000. The issuance of such shares will likely result in a reduction of the book value and market price of the original outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company. With that, the Company would have to modify their existing limit on authorized shares, which they may do in the future.

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

Our Directors And Executive Officers, Collectively, Own Approximately 67% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2017, our executive officers and directors beneficially owned an aggregate of approximately 66.81% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
December 31, 2017	$5.00	$5.00
September 30, 2017	$5.00	$5.00
June 30, 2017	$5.00	$5.00
March 31, 2017	$5.00	$5.00
December 31, 2016	$3.00	$3.00
September 30, 2016	$3.00	$3.00
June 30, 2016	$3.00	$3.00
March 31, 2016	$3.00	$3.00
December 31, 2015	$3.00	$3.00
September 30, 2015	$2.00	$2.00
June 30, 2015	$2.00	$2.00
March 31, 2015	$0.01	$0.01
December 31, 2014	*	*

____________

* No trades occurred during this period.

Our shares are issued in registered form. VSTOCK Transfer LLC, 18 Lafayette Place, Woodmere, New York, 11598 (Main 212.828.8436, Direct to Young Kim, young@vstocktransfer.com) is the registrar and transfer agent for our common shares.

On April 3, 2018, the shareholders’ list showed 18 registered shareholders with 75,000,000 common shares outstanding.

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

Convertible Securities

As of December 31, 2017, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We sold 64,640,000 of common stock to various shareholders in August 2017. They are currently in the process of being registered through an S-1 Registration Statement. This stock issuance was discussed in previous 10-Q and 8-K filings.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017. Some affiliates of the Company were involved in the stock issuance in August 2017, and this was addressed in previous 10-Q and 8-K Filings. It will also be discussed further in the soon-coming S-1 Registration Statement.

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

Results of Operations for the Years Ended December 31, 2017 and 2016.

Our operating results for the years for the Years Ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Revenue	$313,000	$-
Cost of revenues	$6,000	-
Operating expenses (general and administrative)	$277,162	$61,354
Net Income (Loss) from Operation before Taxes	$(24,162)	$(61,354)
Net Income (Loss)	$(24,162)	$(61,354)

Operating Revenues

Our company did not record any revenues during the years ended December 31, 2016. In the year ended December 31, 2017, the company recorded $313,000 in revenues.

Cost of Revenues

Our company did not record any cost of revenues during the years ended December 31, 2016. In the year ended December 31, 2017, the company recorded $6,000 in cost of revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2017 were $277,162 compared with $61,354 for the year ended December 31, 2016. The increase in operating expense was primarily attributed to an increase in business activities, and management initiatives to grow the business and expand the shareholder base. Our expenses consisted entirely of general and administrative expenses, which included professional fees (legal, accounting, audit), annual and incidental corporate filing fees, filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet) and incidental office expenses (mail, courier, etc.).

Our Net loss for the year ended December 31, 2017 was $24,162 compared with $61,354 for the year ended December 31, 2016.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2017	2016

Total Current Assets	$214,140	$459
Total Current Liabilities	$317,737	$144,534
Working Capital (deficit)	$(103,597)	$(144,075)

Cash Flows

	Year Ended
	December 31,	December 31,
	2017	2016
Net Cash used in Operating Activities	$104,920	$66,307
Cash provided by Financing Activities	$159,202	$53,265
Net Increase (Decrease) in Cash and Equivalents	$54,282	$(13,042)
Cash and Equivalents at end of the period	$54,742	$459

As at December 31, 2017, our cash balance and total assets were $54,742 and $214,140, respectively, compared to $459 and $459 as at December 31, 2016. The increase was due to cash provided by financing activities and increase in accounts receivable.

As at December 31, 2017, we had total liabilities of $317,737 compared with total liabilities of $144,534 as at December 31, 2016. The increase in total liabilities is attributed to the increase of related party loans in 2017, as well as accrued expenses, notes payable to related parties, and accounts payable.

As at December 31, 2017, we had a working capital deficit of $103,597 compared with a working capital deficit of $144,075 as at December 31, 2016. The decrease in our working capital deficit was due to our increased total current assets.

Cash flow from Operating Activities

During the year ended December 31, 2017, we used $104,920 of cash for operating activities compared to the use of $66,307 of cash for operating activities during the year ended December 31, 2016. The increase in cash used for operating activities was mainly due to increase in accounts receivable.

Cash flow from Financing Activities

During the year ended December 31, 2017, we received $159,202 of cash from financing activities compared to $53,265 for the year ended December 31, 2016. The increase in cash provided by financing activities is due to an increase in proceeds from issuance of notes payable, proceeds from a stock issuance, and some related party loans.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur significant expenses in operating the business over the next 12 months, but cannot estimate accurately at this time the expenses.

In the event that we are unable to raise sufficient funds to implement our growth strategy, we intend to scale back our business plan commensurate with the financing available to us. In that regard, we estimate that we will require approximately $75,000 to maintain our basic business operations, which includes fulfilling our public reporting obligations, and continuing to seek opportunities to produce or to participate in the production of an internet video. Further, we estimate that development and production costs for an internet video production could vary, depending on the complexity of the project undertaken, the marquee value of key talent, the duration of the video, and the cost of the chosen location. We intend to tailor our production values to the budget available to us.

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

Going Concern

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $204,937 as of December 31, 2017 that includes loss of $24,162 for the year ended December 31, 2017. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $54,742 and $459 of cash as of December 31, 2017 and 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2017 and 2016, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.

Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

The major revenue streams of the Company are a series of human spirit stimulation training seminars. Training seminars have its agenda and speaking topics and other decoration details defined within the contract. The Company recognizes revenue when services have been provided, and collection is reasonably assured.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2017 and 2016, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The basic and diluted loss per share for the years ended December 31, 2017 and 2016 as follows:

	For the Years Ended
	December 31,
	2017	2016
Numerator
Net loss	$(24,162)	$(61,354)
Denominator
Weighted average common shares outstanding – basic	34,445,041	10,360,000
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	34,445,041	10,360,000

Loss per share	$(0.001)	$(0.006)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Success Entertainment Group International, Inc.

We have audited the accompanying balance sheets of Success Entertainment Group International, Inc. as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017. Success Entertainment Group International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. as of December 31, 2017 and 2016, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $204,937 as of December 31, 2017 that includes loss of $24,162 for the year ended December 31, 2017. The Company is still in development stage of its business and has not created sufficient revenue to cover any operating losses it may incur. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA	Oakland
Gardens, New York	April 9, 2018

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets

Current assets
Cash	$54,742	$459
Total Current Assets	214,140	459

Total Assets	$214,140	$459

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$62,103	$25,959
Loan - related party	133,669	118,575
Total Current Liabilities	317,737	144,534

Total Liabilities	317,737	144,534

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,360,000 shares issued and outstanding	75,000	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(204,937)	(180,775)
Total stockholders' equity (deficit)	(103,597)	(144,075)
Total liabilities and stockholders' equity (deficit)	$214,140	$459

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2017	2016

Revenue	$313,000	$-

Operating Expenses
General and administrative	277,162	61,534

Net Income (Loss) from Operation before Taxes	(24,162)	(61,354)

Provision for Income Taxes	-	-

Net Income (Loss)	$(24,162)	$(61,354)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	34,445,041	10,360,000

See Notes to Financial Statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	10,360,000	$10,360	$26,340	$(119,421)	$(82,721)

Net loss for the year ended December 31, 2016	-	-	-	(61,354)	(61,354)

Balance, December 31, 2016	10,360,000	$10,360	$26,340	$(180,775)	$(144,075)

Shares issued for Proceeds	64,640,000	64,640			64,640

Net loss for the year ended December 31, 2017	-	-	-	(24,162)	(24,162)

Balance, December 31, 2017	75,000,000	$75,000	$26,340	$(204,937)	$(103,597)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2017	2016
Operating Activities
Net loss of the period	$(24,162)	$(61,354)
Accounts receivable (increase) decrease	(123,000)	-
Advance to director (increase) decrease	(36,398)	-
Accounts payable increase (decrease)	40,000	-
Accrued expenses increase (decrease)	36,143	(4,953)
Other payables increase (decrease)	2,497	-
Net cash used in operating activities	(104,920)	(66,307)

Financing Activities
Proceeds from issuance of notes payable	$79,468	$-
Loans from related parties	15,094	53,265
Proceeds from issuance of stock	64,640	-
Net cash provided by financing activities	159,202	53,265

Net increase (decrease) in cash and equivalents	54,282	(13,042)

Cash and equivalents at beginning of the period	459	13,501
Cash and equivalents at end of the period	$54,742	$459

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Effective July 15, 2014, pursuant to the change in ownership described above, the focus and direction of the Company will now be the production and development of internet videos and training videos.

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

On December 14, 2017, the Company acquired 100% shares of Success Events (Hong Kong) Limited, a company registered in Hong Kong Special Administrative Region. Success Events (Hong Kong) Limited holds 60% shares of Shenzhen Internet Media Co., Ltd. and 100% shares of Distribution Network Inc. Shenzhen Internet Media Co., Ltd was registered in China. Distribution Network Inc. was registered in Seychelles and its main business is holding seminar in Great China Area.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $204,937 as of December 31, 2017 that includes loss of $24,162 for the year ended December 31, 2017. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $54,742 and $459 of cash as of December 31, 2017 and 2016, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2017 and 2016, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.

Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

The major revenue streams of the Company are a series of human spirit stimulation training seminars. Training seminars have its agenda and speaking topics and other decoration details defined within the contract. The Company recognizes revenue when services have been provided, and collection is reasonably assured.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2017 and 2016, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The basic and diluted loss per share for the years ended December 31, 2017 and 2016 as follows:

	For the Years Ended
	December 31,
	2017	2016
Numerator
Net loss	$(24,162)	$(61,354)
Denominator
Weighted average common shares outstanding – basic	34,445,041	10,360,000
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	34,445,041	10,360,000

Loss per share	$(0.001)	$(0.006)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – ADVANCE TO DIRECTOR

As of December 31, 2017, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $36,398 to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On April 24, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is April 24, 2018 and bear no interest.

On June 7, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris Hong (Chi Jui), the Company’s Chief Executive Officer and Director. The maturity of the Notes is June 7, 2018 and bear no interest.

On July 5, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is July 5, 2018 and bear no interest.

On August 11, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is August 11, 2018 and bear no interest.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2017 and December 31, 2016 are $133,669 and $118,575, respectively.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

In August 2017, the Company issued 64,640,000 shares of common stock for cash proceeds $64,640 at 0.001 per share.

There were 75,000,000 and 10,360,000 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Legal

We were not subject to any legal proceedings on December 31, 2017 and 2016 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 9 – INCOME TAXES

The has cumulative net operating tax loss carryover (the “NOL”) of $204,937 on December 31, 2017, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The provision for Federal income tax consists of the following:

	For the Years Ended December 31,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$8,215	$20,860
Less: valuation Allowance	(8,215)	(20,860)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31	December 31
	2017	2016
Deferred tax assets attributable to:
Net operating loss carryover	$69,679	$61,463
Less: valuation Allowance	(69,679)	(61,463)
Net deferred tax assets	$-	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	Chairman of the Board of Directors and former Chief Executive Officer	49	July 14, 2014 (resigned as Chief Executive Officer December 2, 2014)

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	President	60	July 14, 2014 (resigned as Chief Financial Officer and Treasurer on July 14, 2017)

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	Chief Executive Officer and Director	57	July 14, 2014 (as director) December 2, 2014 (as Chief Executive Officer)

Frank Tseng 215 North Jefferson St. Ossian, Indiana 46777	Chief Financial Officer, Treasurer	60	July 14, 2017

Tony Chang 215 North Jefferson St. Ossian, Indiana 46777	Chief Operating Officer	42	January 15, 2018

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

Brian Kistler. Mr. Kistler has extensive work history of over twenty five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.

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

Tony (Shi-Hao) Chang: From 2010 to 2012, Mr. Chang served as the Vice President of Guangdong Precious Metal Trading Center in 2012 where he was responsible for negotiating pricing and contracts with dealers and arranging for transportation o f the metals subject to those transactions. Since 2013, when he joined the Company, he has coordinate d various activities related to marketing and manages relationships with potential Chinese investors. Mr. Chang resides in China and is the focal point of our Chinese operations. Mr. Chang graduated from Taipei University where he received a bachelor’s degree in Management in 2001.

Frank Tseng. He has extensive experience related to finance and accounting, having worked for Asia Pacific Wire and Cable Corp., ABB Taiwan LTD, Phoenix Technologies LTD, and more. Mr. Tseng received his BBA in Accounting from National Cheng Chi University and his Master of Accountancy from Georgia State University. He is a Certified Public Accountant, a professional accreditation he received in Illinois. He has helped companies reach the NASDAQ Capital Market, oversee massive audit processes, and oversee large mergers and loans. In his role at SEGN, he will continue this path of excellence and help SEGN reach new heights.

Employment Agreements

Except as described below, w e have no employment agreements with any of our directors or officers. All of our officers and directors currently provided their services to our company as independent contractors, on a non-exclusive basis, and without remuneration.

On January 15, 2018, the Company entered into an Employment Agreement with Tony Cheng to serve as our Chief Operating Officer and perform such duties as the board of directors may assign to him. The agreement extends for a term of one year, subject to early termination by either party, in the case of the Company, only for death, disability or cause, which includes the conviction of Mr. Cheng of a crime or his failure to perform his duties under the agreement, as determined by the board of directors. In the case of any termination of Mr. Cheng other than for cause, he shall be entitled to receive the entire compensation due to him under the Agreement. Mr. Cheng receives compensation equal to RMB 45,000 per month plus an additional RMB 4,000 for expenses incurred with maintaining an office. The agreement does not provide for an exclusive employment with the Company. Mr. Cheng is required to devote only such time and attention to the affairs of the Company as are necessary to fulfill his obligations to the Company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

As of December 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2017 or the fiscal year ended December 31, 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Steve Andrew Chen, prior	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [1]	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Brian Kistler, President[2]	2017	$3,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Hong, current	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [3]	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Frank Tseng, current	2017	$6,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer [4]

_____________

1 Steve Andrew Chen served as our Chief Executive Officer from July 14, 2014, until December 2, 2014.

2 Brian Kistler has served as our President since July 14, 2014.

3 Chris (Chi Jui) Hong has served as our Chief Executive Officer since December 2, 2014.

4 Frank Tseng has served as our Chief Financial Officer and Treasurer since July 14, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

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

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934 , as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 3, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [3]	Percentage of Class (1)

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	37,400,000(2)Common Shares	49.87%

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	Nil	0%

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	7,995,000(2)Common Shares	10.66%

Frank Tseng 215 North Jefferson St. Ossian, Indiana 46777	Nil	0%

Tony Cheng 215 North Jefferson St. Ossian, Indiana 46777	4,712,000 Common Shares	6.28%

Directors and Executive Officers as a Group	50,107,000 Common Shares	66.81%

Principal Stockholders

WEN-CHI HUANG	6,980,000	9.31%

KWANG-MEI KAO#	7,200,000	9.60%

HUEI-CHUAN KUO#	7,200,000	9.60%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 3, 2018. As of April 3, 2018, there were 75,000,000 shares of our company’s common stock issued and outstanding.

(2)	#	Addresses provided for Shareholders owning greater than 4.99%.
	#	The mailing address for 1st Best Int’l Co, Ltd. is 5F, No 171, Sec 3, Roosevelt Rd, Taipei, Taiwan
	#	The mailing address for Wen-Chi Huang is 10. No. 46, Sec 4, Zhongxiao East Road, Taipei, Taiwan
	#	The mailing address for Kwang-Mei Kao is No. 76-5, Zhangxin St, Wenshan Dist, Taipei City 116, Taiwan
	#	The mailing address for Huei-Chuan Kuo is No. 97-4, Jinghou St, Wenshan Dist, Taipei City 116, Taiwan
	#	The mailing address for Steven Andrew Chen is 10F. No 46, Sec 4, Zhongxiao E. Rd, Taiwan
	#	The mailing address for Chris Hong is 5F, No 171, Sec 3, Roosevelt Rd, Taipei, Taiwan
(1)

Steven Andrew Chen is the Company’s Chairman of the Board. He beneficially owns 37,400,000 shares of our Common Stock. This figure includes 7,400,000 shares in the name of 99999 Holdings, Inc., a Nevada corporation majority owned and controlled by Mr. Chen. This figure also attributes beneficial ownership of an additional 30,000,000 shares of our Common Stock held in the name of Success Holding Group Corp USA, a Nevada corporation which is controlled by Mr. Chen.

(2)

Chris Hong is the Company’s Chief Executive Officer. He beneficially owns 7,995,000 shares of our Common Stock. This figure includes 1,395,000 shares owned in the name of his wife, Wen-Li Hsu and an additional 6,600,000 shares of our Common Stock owned in the name of 1st Best Int’l Co., Ltd.

	(3)	Brian Kistler is the Company’s President and Director.
	(4)	Frank Tseng is the Company’s Chief Financial Officer.
	(5)	Tony Cheng is the Company’s Chief Operating Officer.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amounts owed to Success Holdings Group Corp. USA as of. December 30, 2017 and December 31, 2016 are $127,687 and $118,575, respectively.

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

Related Party Transactions

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

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as of December 30, 2017 and December 31, 2016 are $127,687 and $118,575, respectively.

The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016

Audit Fees	$30,500	$20,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$30,500	$20,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
(10)	Sales Agreement (1)
10.1	Lease Agreement dated March 20, 2013 (1)
10.2	Amended and Restated Lease Agreement dated June 26, 2013 (2)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: April 10, 2018	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 10, 2018	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2018	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 10, 2018	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 10, 2018	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

