Form 10-K/A
period 2017-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2018-04-20
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Success Entertainment Group International Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2018. The Company is filing this Amendment No. 1 to the Form 10-K, or “Form 10-K/A,” for the purpose of (i) re-filing the audited consolidated financial statements and the auditor’s report thereon, (ii) correcting a typographical error appearing under the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) correcting a typographical error appearing in the Summary Compensation Table, all as more fully described below.

Financial Statement Amendments

General Financial Statement Amendment:

•	We are revising the heading to the balance sheets and each financial statement comprising the financial statements and the notes thereto to indicate that the financial statements furnished with this Form 10-K/A and the notes thereto are the “consolidated” financial statements of the Company and our subsidiaries and the notes thereto.

Audit Report Amendment:

•	We are furnishing a revised audit report that indicates that the financial statements included in the Form 10-K/A represent the “consolidated” financial statements of the Company and our subsidiaries.

Consolidated Balance Sheets Amendments:

•	We are revising the consolidated balance sheets for the years ended December 31, 2016 and 2017 to include line items that we unintentionally omitted from the consolidated balance sheets furnished with the Original Form 10-K as a result of a formatting error which occurred in the process of converting the Original Form 10-K from the Word and Excel files in which the Original Form 10-K was created into the plain text files required by the Electronic Data Gathering, Analysis, and Retrieval, or EDGAR, system. Specifically, we are amending the consolidated balance sheets to add line items titled “Accounts receivable, net” and “Advance to director” (which line items we refer to as the “Missing Balance Sheets Line Items”) which appear in this 10-K/A under the heading “Current Assets.” The inclusion of the Missing Balance Sheets Line Items does not change the numerical information appearing under the line items titled “Total Current Assets” and “Total Assets,” which accurately presented our assets for the 2016 and 2017 periods within the framework of generally accepted accounting principles in the United States (“GAAP”), as if the information set forth in the Missing Balance Sheets Line Items originally had been included in the consolidated balance sheets appearing in the Original Form 10-K. The inclusion of the Missing Balance Sheets Line Items does not require us to make changes to any other numerical information appearing in the balance sheets or other financial statements in the Form 10-K/A nor do the changes involve adjustments to any line item in any previously issued financial statements provided with any filing we have made on the EDGAR system prior to the date of the Original Form 10-K.

•	The information in the first line item appearing under the heading “Stockholders Equity (Deficit)” in the Original Form 10-K shows only the number of shares of common stock outstanding as of December 31, 2016. We are amending the first line item appearing under the heading “Stockholders Equity (Deficit)” to indicate that there were 75,000,000 shares of common stock outstanding as of December 31, 2017.

Consolidated Statements of Operations Amendment:

•	We are revising the consolidated statements of operations for the years ended December 31, 2016 and 2017 to include line items that we unintentionally omitted from the consolidated statements of operations furnished with the Form 10-K as a result of a formatting error which occurred in the process of converting the Original Form 10-K from the Word and Excel files in which the Original Form 10-K was created into the plain text files required by the EDGAR system. Specifically, we are amending the consolidated statements of operations to add the line items titled “Cost of Revenues” and Gross Profit” (which line items we refer to as the “Missing Statement of Operations Line Items”) which appear in this 10-K/A under the heading “Revenues.” The inclusion of the Missing Statement of Operations Line Items does not change the numerical information appearing under the line items titled “Net Income (Loss) from Operation before Taxes” and “Net Income (Loss),” which accurately reflect our net income from operations before taxes and our net loss for the 2016 and 2017 periods within the framework of GAAP as if the information set forth in the Missing Statements of Operations Line Items originally had been included in the consolidated statements of operations appearing in the Original Form 10-K. The inclusion of the Missing Statements of Operations Line Items does not require us to make changes to any other numerical information appearing in the balance sheets or other financial statements in the Form 10-K/A nor do the changes involve adjustments to any line item in any previously issued financial statements provided with any filing we have made on the EDGAR system prior to the date of the Original Form 10-K.

Notes to Consolidated Financial Statements:

•	We are adding a new paragraph to note 3 to the audited consolidated financial statements as the second paragraph to that note setting forth the Company’s position as to principles of consolidation in the financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”):

•	We are revising the MD&A as follows: (i) under the subheading “Results of Operations for the Years Ended December 31, 2017 and 2016” we are revising the line item titled “Cost of Revenue” to indicate that the total cost incurred to obtain a sale and the cost of the goods or services sold was $60,000, as reported in the consolidated financial statements, not the $6,000 reported in the MD&A and (ii) to indicate that the audited financial statements are audited consolidated financial statements.

Summary Compensation Table:

•	The Summary Compensation Table in the Original Form 10-K discloses that Frank Tseng, our chief financial officer, received a salary of $6,000 for the year ended December 31, 2017. In fact, Mr. Tseng received a salary of $66,000 for the year ended December 31, 2017. The Summary Compensation Table has been amended in this Form 10-K/A to reflect the actual salary that Mr. Tseng received from the Company for the 2017 period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the date of the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

3

PART I

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

PART II

Item 8.	Financial Statements and Supplementary Data	10

	PART III

Item 11.	Executive Compensation	10

PART IV

Item 15.	Exhibits, Financial Statement Schedules	12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Results of Operations for the Years Ended December 31, 2017 and 2016.

Our operating results for the years for the Years Ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Revenue	$313,000	$-
Cost of revenues	$60,000	-
Operating expenses (general and administrative)	$277,162	$61,354
Net Income (Loss) from Operation before Taxes	$(24,162)	$(61,354)
Net Income (Loss)	$(24,162)	$(61,354)

Operating Revenues

Our company did not record any revenues during the years ended December 31, 2016. In the year ended December 31, 2017, the company recorded $313,000 in revenues.

Cost of Revenues

Our company did not record any cost of revenues during the years ended December 31, 2016. In the year ended December 31, 2017, the company recorded $60,000 in cost of revenues.

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

Going Concern

Our company’s consolidated  financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our company does not have a source of revenue sufficient to cover our operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding our initial operations by way of issuing founder’s shares.

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

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Success Entertainment Group International, Inc.

We have audited the accompanying consolidated balance sheets of Success Entertainment Group International, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017. Success Entertainment Group International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated deficit of $204,937 as of December 31, 2017 that includes loss of $24,162 for the year ended December 31, 2017. The Company is still in development stage of its business and has not created sufficient revenue to cover any operating losses it may incur. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA	Oakland
Gardens, New York	April 18, 2018

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets

Current assets
Cash	$54,742	$459
Accounts receivable, net	123,000	-
Advance to director	36,398	-
Total Current Assets	214,140	459

Total Assets	$214,140	$459

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$62,103	$25,959
Loan - related party	133,669	118,575
Total Current Liabilities	317,737	144,534

Total Liabilities	317,737	144,534

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 75,000,000 shares issued and outstanding as of December 31, 2017 and 10,360,000 shares issued and outstanding as of December 31, 2016	75,000	10,360
Additional paid in capital	26,340	26,340
Accumulated deficit	(204,937)	(180,775)
Total stockholders' equity (deficit)	(103,597)	(144,075)
Total liabilities and stockholders' equity (deficit)	$214,140	$459

See Notes to Consolidated Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2017	2016

Revenue	$313,000	$-
Cost of Revenues	60,000	-
Gross Profit	253,000	-

Operating Expenses
General and administrative	277,162	61,534

Net Income (Loss) from Operation before Taxes	(24,162)	(61,354)

Provision for Income Taxes	-	-

Net Income (Loss)	$(24,162)	$(61,354)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	34,445,041	10,360,000

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
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

See Notes to Consolidated Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

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

See Notes to Consolidated Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

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

PART III

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Steve Andrew Chen, prior	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [1]	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Brian Kistler, President[2]	2017	$3,000	Nil	Nil	Nil	Nil	Nil	Nil	$3,000
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Hong, current	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer [3]	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Frank Tseng, current	2017	$66,000	Nil	Nil	Nil	Nil	Nil	Nil	$66,000
Chief Financial Officer [4]

_____________

1 Steve Andrew Chen served as our Chief Executive Officer from July 14, 2014, until December 2, 2014.

2 Brian Kistler has served as our President since July 14, 2014.

3 Chris (Chi Jui) Hong has served as our Chief Executive Officer since December 2, 2014.

4 Frank Tseng has served as our Chief Financial Officer and Treasurer since July 14, 2017.

11

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are included under PART II, Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The exhibits listed in the exhibit index of the Original Form 10-K and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

The following Exhibits are filed with this Amendment.

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: April 19, 2018	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 19, 2018	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2018	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 19, 2018	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 19, 2018	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

13