Form 10-Q
period 2018-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2018-05-09
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

75,000,000 common shares issued and outstanding as of March 31, 2018.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash	$6,284	$54,742
Accounts receivable, net	143,000	123,000
Prepayment	1,543	-
Advance to Director	144,352	36,398
Total Current Assets	295,179	214,140

Total Assets	$295,179	$214,140

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$45,000	$40,000
Accrued expenses	58,390	62,103
Other payables	14,997	2,497
Notes Payable – related party	79,468	79,468
Loan – related party	137,528	133,669
Total Current Liabilities	335,383	317,737

Total Liabilities	335,383	317,737

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 75,000,000 shares issued and outstanding	75,000	75,000
Common stock subscribed	-	-
Additional paid in capital	26,340	26,340
Accumulated deficit	(141,544)	(204,937)
Total stockholders' equity (deficit)	(40,204)	(103,597)
Total liabilities and stockholders' equity (deficit)	$295,179	$214,140

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2018	2017

Revenue	$246,000	$-
Cost of Revenues	40,000	-
Gross Profit	206,000

Operating Expenses
General and administrative	142,607	1,984

Net Income (Loss) from Operation before Taxes	63,393	(1,984)

Provision for Income Taxes	-	-

Net Income (Loss)	$63,393	$(1,984)

Earnings (Loss) per Common Share-Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,000,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2018	2017
Operating Activities
Net income (loss) of the period	$63,393	$(1,984)
Accounts receivable (increase) decrease	(20,000)	-
Prepayment (increase) decrease	(1,543)	-
Advance to director (increase) decrease	(107,954)	-
Accounts payable increase (decrease)	5,000	-
Accrued expenses increase (decrease)	(3,713)	952
Other payables increase (decrease)	12,500	-
Net cash used in operating activities	(52,317)	(1,032)

Financing Activities
Loans from related parties	3,859	1,035
Net cash provided by financing activities	3,859	1,035

Net increase (decrease) in cash and equivalents	(48,458)	3

Cash and equivalents at beginning of the period	54,742	459
Cash and equivalents at end of the period	$6,284	$462

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On February 28, 2018, Success Events (Hong Kong) Limited transferred 60% shares of Shenzhen Internet Media Co., Ltd. to a company in China. Shenzhen Internet Media Co., Ltd. is no longer a subsidiary of the Company.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $141,544 as of March 31, 2018. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,284 and $54,742 of cash as of March 31, 2018 and December 31, 2017, respectively.

The Company’s bank accounts are deposited in insured institutions. At March 31, 2018 and December 31, 2017, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the three months ended March 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at March 31, 2018, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – ADVANCE TO DIRECTOR

As of March 31, 2018 and December 31, 2017, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $144,352 and $36,398, respectively to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at March 31, 2018 and December 31, 2017 are $137,528 and $133,669, respectively.

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

There were 75,000,000 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017.

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

Legal

We were not subject to any legal proceedings on March 31, 2018 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

From August 17 to August 22, 2017, we issued 64,640,000 shares of common stock to several parties via an S-1 Registration Statement for cash proceeds of $64,640 at $.001 par value per share.

Current Business

Our current focus and operations is the production of Internet videos in China, for distribution in China. Specifically, we seek to produce dramatic, feature length videos for the internet that appeal to teens and young adults and which incorporate inspirational themes. In addition, we will seek to sell distribution rights for these videos, and to develop and sell promotional and other products related to these videos throughout the world.

Our largest shareholder, Success Holding Group Corp. USA is the majority shareholder of Success Holding Group International Inc., which is engaged in the production of internet movies with a focus on serial or episodic films and short films. In contrast, our focus is on production of non-series and feature length internet movies.

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

Results of Operations

Three months ended in March 31, 2018 compared to the three months ended in March 31, 2017.

Our operating expenses for the three month periods ended March 31, 2018 and 2017 are outlined in the table below:

	Three months ended March 31, 2018	Three months ended March 31, 2017

General and administrative expenses	$142,607	$1,984

Net Income (Loss)	$63,393	$(1,984)

Operating Revenues

For the three months ended March 31, 2018, our company recorded $246,000 in revenues. During the same three month period in 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2018 were $142,607 compared with $1,984 for the three months ended March 31, 2017. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the three months ended March 31, 2018 compared to the same period in 2017. This drastic increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and issued a large amount of stock. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success. There were also significant fees related to registering new shares through an S-1 Registration Statement.

The above increased expenses were, however, offset by revenues, which resulted in a net income of $63,393 for the three months ended March 31, 2018. This is compared with $1,984 of net loss for the three months ended March 31, 2017.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2018	2017

Current Assets	$295,179	$214,140

Current Liabilities	$335,383	$317,737

Working Capital (deficit)	$(40,204)	$(103,597)

Cash Flows

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017

Net cash used in operating activities		$(52,317)		$(1,032)

Net cash used in investing activities	$	Nil	$	Nil

Net cash provided by financing activities		$3,859		$1,035

Net increase (decrease) in cash		$(48,458)		$3

As of March 31, 2018, our total assets and liabilities were $295,179 and $335,383 compared to $54,742 and $317,737 as at December 31, 2017. Increase in cash used in operating activities for the three months ended March 31, 2018 is due to an increase in advance to directors and accounts receivable. The 273% increase in cash provided by financial activities is a result an increase from a related-party loan.

As of March 31, 2018, we had a working capital deficit of $40,204 compared with a working capital deficit of $103,597 as at December 31, 2017. The 61.19% decrease in our working capital deficit is due to significantly higher current assets as of March 31, 2018, which is in large part related to an advance to director.

Cashflow from Operating Activities

During the three months ended March 31, 2018, we used cash for operating activities of $52,317 compared to the use of $1,032 of cash for operating activities during the three months ended March 31, 2017. This drastic increase in cash used in operating expenses is mainly due to an increase in advance to director.

Cashflow from Investing Activities

During the three months ended March 31, 2018, and 2017, we did not have any cash flow from investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2018, we received proceeds of $3,859 from related party loans. During the three months ended March 31, 2017, we received proceeds of $1,035 from related party loans. The loans are non-interest bearing and due on demand. The increase in cash provided by financing activities in 2018 is due to a larger loan from a related party.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,284 and $54,742 of cash as of March 31, 2018 and December 31, 2017, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2018, and December 31, 2017, the Company’s bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: May 7, 2018	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 7, 2018	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

