Form 10-Q
period 2018-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2018-08-14
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

75,000,000 common shares issued and outstanding as of June 30, 2018.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash	$2,949	$54,742
Accounts receivable, net	$278,000	$123,000
Other receivables – related parties	$24,601	$-
Advance to Director	$151,759	$36,398
Total Current Assets	457,309	214,140

Total Assets	$457,309	$214,140

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$24,000	$40,000
Accrued expenses	51,135	62,103
Other payables	27,497	2,497
Notes Payable – related party	79,468	79,468
Loan – related party	146,363	133,669
Total Current Liabilities	328,463	317,737

Total Liabilities	335,383	317,737

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 75,000,000 shares issued and outstanding	75,000	75,000
Additional paid in capital	26,340	26,340
Accumulated deficit	27,506	(204,937)
Total stockholders’ equity (deficit)	128,846	(103,597)
Total liabilities and stockholders’ equity (deficit)	$457,309	$214,140

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Revenue	$327,000	$-	$573,000	$-
Cost of Revenues	50,000	-	90,000	-
Gross Profit	277,000	-	483,000	-
Operating Expenses
General and administrative	107,951	(27,631)	232,442	29,615

Net Income (Loss) from Operation before Taxes	169,049	(27,631)	232,442	(29,615)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$169,049	$(27,631)	$232,442	$(29,615)

Earnings (Loss) per Common Share-Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,000,000	10,360,000	75,000,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2018	2017
Operating Activities
Net income (loss) of the period	$232,442	$(29,615)
Accounts receivable (increase) decrease	(155,000)	-
Prepayment (increase) decrease	-	-
Other receivables (increase) decrease	(24,601)
Advance to director (increase) decrease	(115,601)	-
Accounts payable increase (decrease)	(16,000)	-
Accrued expenses increase (decrease)	(10,968)	(17,194)
Other payables increase (decrease)	25,000	-
Net cash used in operating activities	(64,488)	(46,809)

Financing Activities
Proceeds from issuance of notes payable	-	44,500
Loans from related parties	12,694	4,434
Net cash provided by financing activities	12,694	48,934

Net increase (decrease) in cash and equivalents	(51,794)	2,125

Cash and equivalents at beginning of the period	54,742	459
Cash and equivalents at end of the period	$2,949	$2,584

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On May 30, 2018, Success Events (Hong Kong) Limited acquire 100% shares of Success Win (Shanghai) Co., Ltd.

NOTE 2 – GOING CONCERN

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,949 and $54,742 of cash as of June 30, 2018 and December 31, 2017, respectively.

The Company’s bank accounts are deposited in insured institutions. At June 30, 2018 and December 31, 2017, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the six months ended June 30, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of June 30, 2018 and December 31, 2017, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 4 – OTHER RECEIVABLES – RELATED PARTY

As to June 30, 2018, the Company has other receivables of $18,801 from Success Holding Group International, Inc. under common control with the Company. The Company also has other receivables of $5,800 from Tony Chang, the Company’s Chief Operating Officer.

NOTE 5 – ADVANCE TO DIRECTOR

As of June 30, 2018 and December 31, 2017, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $151,759 and $36,398, respectively to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 7 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at June 30, 2018 and December 31, 2017 are $146,363 and $133,669, respectively.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMON STOCK

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

There were 75,000,000 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Legal

We were not subject to any legal proceedings on June 30, 2018 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

Results of Operations

Three months ended in June 30, 2018 compared to the three months ended in June 30, 2017.

Our operating expenses for the three month periods ended June 30, 2018 and 2017 are outlined in the table below:

	Three months ended June 30, 2018	Three months ended June 30, 2017

General and administrative expenses	$107,951	$27,631

Net Income (Loss)	$169,049	$(27,631)

Operating Revenues

For the three months ended June 30, 2018, our company recorded $327,000 in revenues. During the same three month period in 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2018 were $107,951 compared with $27,631 for the three months ended June 30, 2017. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the three months ended June 30, 2018 compared to the same period in 2017. This significant increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and is aiming to expand its shareholder base. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

The above increased costs were, however, offset by revenues, which resulted in a net income of $169,049 for the three months ended June 30, 2018. This is compared with $27,631 of net loss for the three months ended June 30, 2017.

Six months ended in June 30, 2018 compared to the six months ended in June 30, 2017.

Our operating expenses for the six month periods ended June 30, 2018 and 2017 are outlined in the table below:

	Six months ended June 30, 2018	Six months ended June 30, 2017

General and administrative expenses	$250,558	$29,615

Net Income (Loss)	$232,442	$(29,615)

Operating Revenues

For the six months ended June 30, 2018, our company recorded $573,000 in revenues. During the same six month period in 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2018 were $250,558 compared with $29,615 for the six months ended June 30, 2017. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the six months ended June 30, 2018 compared to the same period in 2017. This drastic increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and issued a large amount of stock. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success. There were also significant fees related to registering new shares through an S-1 Registration Statement.

The above increased costs were, however, offset by revenues, which resulted in a net income of $232,442 for the six months ended June 30, 2018. This is compared with $29,615 of net loss for the six months ended June 30, 2017.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2018	2017

Current Assets	$457,309	$54,742

Current Liabilities	$328,463	$317,737

Working Capital (deficit)	$128,846	$(262,995)

Cash Flows

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

Net cash used in operating activities		$(64,488)		$(46,809)

Net cash used in investing activities	$	Nil	$	Nil

Net cash provided by financing activities		$12,694		$48,934

Net increase (decrease) in cash		$(51,794)		$2,125

As of June 30, 2018, our total assets and liabilities were $457,309 and $328,463, respectively, compared to $54,742 and $317,737 as at December 31, 2017. Increase in cash used in operating activities for the six months ended June 30, 2018 is due to an increase in advance to directors as well as increase in accounts receivable, as well as other payables. The 74.06% decrease in cash provided by financial activities is due to proceeds in the six month period in 2017 from issuance of notes payable.

As of June 30, 2018, we had working capital of $128,846 compared with a working capital deficit of $262,995 as at December 31, 2017. The drastic increase in our positive working capital is due to significantly higher current assets as of June 30, 2018, which is in large part related to an advance to director and accounts receivable.

Cashflow from Operating Activities

During the six months ended June 30, 2018, we used cash for operating activities of $64,488 compared to the use of $46,809 of cash for operating activities during the six months ended June 30, 2017. This increase in cash used in operating activities is mainly due to increases in advance to director and accounts receivable.

Cashflow from Investing Activities

During the six months ended June 30, 2018, and 2017, we did not have any investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2018, we received proceeds of $12,694 from related party loans. During the six months ended June 30, 2017, we received proceeds of $4,434 from related party loans. The loans are non-interest bearing and due on demand. The increase in cash provided by financing activities in 2018 is due to a larger loan from a related party. During the six months ended June 30, 2017, we received $44,500 from issuance of notes payable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,949 and $54,742 of cash as of June 30, 2018 and December 31, 2017, respectively.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: August 14, 2018	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

