Form 10-Q
period 2018-09-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2018-11-13
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(260) 450-1982

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

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

75,000,000 common shares issued and outstanding as of September 30, 2018.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash	$111,024	$54,742
Accounts receivable, net	$156,000	$123,000
Other receivables – related parties	$90,263	$-
Advance to Director	$151,757	$36,398
Total Current Assets	509,044	54,742

Total Assets	$509,044	$54,742

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$7,000	$40,000
Accrued expenses	$60,429	62,103
Other payables	2,497	2,497
Notes payable – related party	79,468	79,468
Loan – related party	148,345	133,669
Income tax payable	24,532	-
Total Current Liabilities	322,271	317,737

Total Liabilities	322,271	317,737

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,000,000 shares issued and outstanding	75,000	75,000
Additional paid in capital	26,340	26,340
Accumulated deficit	85,433	(204,937)
Total stockholders’ equity (deficit)	186,773	(103,597)
Total liabilities and stockholders’ equity (deficit)	$509,044	$214,140

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$233,000	$-	$806,000	$-
Cost of Revenues	$32,000	-	122,000	-
Gross Profit	$201,000	-	684,000	-
Operating Expenses
General and administrative	118,540	68,093	369,098	97,708

Net Income (Loss) from Operation before Taxes	82,460	(68,093)	314,902	(97,708)

Provision for Income Taxes	24,532	-	24,532	-

Net Income (Loss)	$57,928	$(68,093)	$290,370	$(97,708)

Earnings (Loss) per Common Share-Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,000,000	10,360,000	75,000,000	10,360,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2018	2017
Operating Activities
Net income (loss) of the period	$290,370	$(97,708)
Accounts receivable (increase) decrease	(33,000)	-
Prepayment (increase) decrease	-	-
Other receivables (increase) decrease	(90,263)
Advance to director (increase) decrease	(115,359)	-
Accounts payable increase (decrease)	(33,000)	-
Accrued expenses increase (decrease)	(1,674)	(4,292)
Income tax payable increase (decrease)	24,532	-
Net cash used in operating activities	(41,606)	(102,000)

Financing Activities
Proceeds from issuance of notes payable	-	94,500
Loans from related parties	14,676	9,112
Proceeds from issuance of stock	-	64,640
Net cash provided by financing activities	14,676	168,252

Net increase (decrease) in cash and equivalents	56,282	66,252

Cash and equivalents at beginning of the period	54,742	459
Cash and equivalents at end of the period	$111,024	$66,711

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $111,024 and $54,742 of cash as of September 30, 2018 and December 31, 2017, respectively.

The Company’s bank accounts are deposited in insured institutions. At September 30, 2018 and December 31, 2017, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the nine months ended September 30, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of September 30, 2018 and December 31, 2017, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 4 – OTHER RECEIVABLES – RELATED PARTY

As to September 30, 2018, the Company has other receivables of $41,203, $11,000, $26,319, $3,000 and $2,940 from Success Holding Group International, Inc., Success Entertainment Group Inc., Success Drink Group Inc., Success Holding Group Corp, USA and Success Events (Hong Kong) Limited under common control with the Company. The Company also has other receivables of $5,800 from Tony Chang, the Company’s Chief Operating Officer.

NOTE 5 – ADVANCE TO DIRECTOR

As of September 30, 2018 and December 31, 2017, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $151,757 and $36,398, respectively to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On April 24, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s Chief Executive Officer and Director. The maturity of the Notes is April 24, 2018 and bear no interest.

On September 7, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris Hong (Chi Jui), the Company’s Chief Executive Officer and Director. The maturity of the Notes is September 7, 2018 and bear no interest.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 7 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at September 30, 2018 and December 31, 2017 are $148,345 and $133,669, respectively.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 2,360,000 shares of common stock for cash proceeds of $23,600 at $0.01 per share.

In August 2017, the Company issued 64,640,000 shares of common stock for cash proceeds $64,640 at 0.001 per share.

There were 75,000,000 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2017.

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

Legal

We were not subject to any legal proceedings on September 30, 2018 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

Results of Operations

Three months ended in September 30, 2018 compared to the three months ended in September 30, 2017.

Our operating expenses for the three month periods ended September 30, 2018 and 2017 are outlined in the table below:

	Three months ended September 30, 2018	Three months ended September 30, 2017

General and administrative expenses	$118,540	$68,093

Net Income (Loss)	$57,928	$(68,093)

Operating Revenues

For the three months ended September 30, 2018, our company recorded $233,000 in revenues. During the same three month period in 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2018 were $118,540 compared with $68,093 for the three months ended September 30, 2017. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the three months ended September 30, 2018 compared to the same period in 2017. This increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and is aiming to expand its shareholder base. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

The above increased costs were, however, offset by revenues, which resulted in a net income of $57,928 for the three months ended September 30, 2018. This is compared with $68,093 of net loss for the three months ended September 30, 2017.

Nine months ended in September 30, 2018 compared to the nine months ended in September 30, 2017.

Our operating expenses for the nine month periods ended September 30, 2018 and 2017 are outlined in the table below:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

General and administrative expenses	$369,098	$97,708

Net Income (Loss)	$290,370	$(97,708)

Operating Revenues

For the nine months ended September 30, 2018, our company recorded $806,000 in revenues. During the same nine month period in 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2018 were $369,000 compared with $97,708 for the nine months ended September 30, 2017. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was an increase in general and operating expenses during the six months ended September 30, 2018 compared to the same period in 2017. This drastic increase is mainly due to higher professional fees and increased filing fees for more frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and issued a large amount of stock. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

The above increased costs were, however, offset by revenues, which resulted in a net income of $290,370 for the nine months ended September 30, 2018. This is compared with $97,708 of net loss for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30, 2018	December 31, 2017

Current Assets	$509,044	$54,742

Current Liabilities	$322,271	$317,737

Working Capital (deficit)	$186,773	$(262,995)

Cash Flows

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

Net cash provided by (used in) operating activities		$41,606		$(102,000)

Net cash used in investing activities	$	Nil	$	Nil

Net cash provided by financing activities		$14,676		$168,252

Net increase (decrease) in cash		$56,282		$66,252

As of September 30, 2018, our total assets and liabilities were $509,044 and $322,271, respectively, compared to $54,742 and $317,737 as at December 31, 2017. Increase in cash provided by operating activities for the nine months ended September 30, 2018 is due to an increase in net income. The decrease in cash provided by financial activities is primarily due to the fact that there were proceeds from notes payable in 2017 as well as proceeds from a stock issuance in 2017 that was not repeated in 2018.

As of September 30, 2018, we had working capital of $186,773 compared with a working capital deficit of $262,995 as at December 31, 2017. The drastic increase in our positive working capital is due to significantly higher current assets as of September 30, 2018, which is in large part related to an advance to director and other receivables.

Cashflow from Operating Activities

During the nine months ended September 30, 2018, we had a net cash inflow from operating activities of $41,606 compared to a net cash outflow of $102,000 of cash from operating activities during the nine months ended September 30, 2017. This difference is primarily due to higher net income during the period.

Cashflow from Investing Activities

During the nine months ended September 30, 2018, and 2017, we did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2018, we received proceeds of $14,676 from related party loans. During the nine months ended September 30, 2017, we received proceeds of $9,112 from related party loans. The loans are non-interest bearing and due on demand. The decrease in cash provided by financing activities in 2018 is due to proceeds from stock issuances and notes payable during the 2017 period, which speaks more to the activities in 2017 than it does those in 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $111,024 and $54,742 of cash as of September 30, 2018 and December 31, 2017, respectively.

The Company’s bank accounts are deposited in insured institutions. At September 30, 2018 and December 31, 2017, the Company’s bank deposits did not exceed the insured amounts.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: November 9, 2018	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

