Form 10-K
period 2018-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2019-04-15
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2018 was $11,800,000 based on a $5 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

75,000,000 common shares as of April 12, 2019.

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

Corporate History

Our Company was incorporated in the State of Nevada on January 30, 2013 (Inception) under the name Altimo Group Corp., initially to engage in the sale of frozen yogurt machines.

In 2014, Marek Tomaszewski, our then majority shareholder, issued and sold 8,000,000 shares of our common stock, representing 77% of our outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"). Also in 2014, we changed our name to "Success Entertainment Group International Inc.", and the Company shifted its focus to the production and development of internet videos and training videos.

The Company signed several memorandums of understanding (“MOU”) for acquisitions in 2018:

•	On May 22, 2018, the Company signed an MOU with Magic Skin Technologies Company Ltd, acquiring a 20% interest; Magic Skin focuses on AI-car-detailing and data accumulation.

•	On June 29, 2018, the Company signed an MOU with Harvest (Shanghai) Technologies Co., a company that focuses on data accumulation through a large database of customers as well as utilizing AI in on-line instruction

•	On July 23, 2018, signed an MOU with Beijing ZhongJu HuaDa Ltd., a company that would help establish a College of Commerce to utilize AI and education throughout Asia

•	On August 14, 2018, the Company signed an MOU with Taiwan EverLive Telomerase Ltd. with the objective of obtaining more patent rights for the companies

•	On September 19, 2018, the Company signed an MOU with Tai Fu Artificial Intelligence Co, Ltd., a large AI company located in Shenzen

•	On October 31, 2018, the Company signed an MOU with Taipei Artificial Intelligence (AI) Wallet Technology Co., a company focusing on a platform that allows use of virtual currencies and multi-cash in exchanges.

On February 5, 2019, the Company announced a new MOU with a Beijing AI company to establish a joint-venture in Shanghai.

Our Current Business

Our operations are divided into three main categories. First is the “Know How” video sharing platform, which combines artificial intelligence (“AI”), short videos, social interaction, and education. Second is the production of Internet videos in China, for distribution in China, and on-line and off-line seminars conducted by Steve Chen. Specifically, we seek to produce commentary videos that will fit in internet mobile applications. In addition, we seek to sell distribution rights for these videos, and to develop and sell promotional and other products related to these videos throughout the world. Third, our we are continuously seeking to make additional investments in other ventures that focus on AI and big-data. Big-data refers to the accumulation and analysis of large amounts of data.

Currently, our management is seeking and evaluating opportunities for our company to produce an internet video or participate in the production of an internet video as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating video concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. We anticipate an operational budget of between $300,000 to $1,000,000 depending on the nature of our involvement, production costs, and available funding.

Competition

The video production industry in China is intensely competitive. We compete with numerous individuals and companies of varying size, including many major production companies and multi-media conglomerates, all of which have substantially greater creative, technical, financial and operational resources and staffs than we have. Accordingly, we face a high degree of competition for access to skilled personnel, distribution channels, financing and market share.

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

Publication of Content on Servers Located Outside of China

The Online Publishing Regulations apply broadly to any “online publishing services provided within the borders of the PRC.” (Art. 2.) This presumably continues the approach to jurisdictional nexus of existing internet regulation in China: if active content resides on or is provided through servers located within the PRC, the jurisdictional nexus is satisfied and the law applies. If the provider maintains its servers outside of China, the law does not apply. However, as a practical matter, SAPPRFT and MIIT oversee online content published into China from offshore and may use other means to interrupt what they deem as unsuitable content., as Chinese authorities frequently impose censorship policies through the use of firewalls by degrading or interrupting access to content served from offshore servers into China.

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

Intellectual Property

We do not currently have any intellectual property or licenses thereof.

Employees

We have 1 full-time employees and 2 part-time employees.

Real Property

Our executive, administrative and operating offices are located at 215 North Jefferson St. Ossian, Indiana 46777. We pay $300 per month for shared use of the space. The lease is currently on a month to month basis. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We have a history of losses and limited revenues, which raises substantial doubt about our ability to continue as a going concern.

Prior to 2018, we have never operated at a profit. For the year ended December 31, 2018 we have incurred aggregate post-tax net income of $645,178. We can offer no assurance that we will continue to operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully begin or complete production of any videos, the demand for our productions, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our planned video(s) and AI ventures, which are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until we successfully produce and sell or license one or more videos. Our history of losses and limited revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

Until recently, we had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,075,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Prior to 2018, we had no history of revenues from operations and had no significant tangible assets. This is the first year that has generated positive earnings, and there is no guarantee that profitability will continue. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful production and commercialization of internet videos. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to produce, or to successfully market and commercialize, an internet video, or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the development of our internet video production business, our future business results could be harmed, and our managerial and operational resources may be strained.

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

In addition, many of our large competitors may offer customers a broader or superior range of entertainment content. Some of our competitors may conduct more extensive promotional activities and offer better production value to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Such competition will potentially affect our chances of achieving consistent profitability, and ultimately affect our ability to continue as a going concern.

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

Our officers and directors may be subject to conflicts of interest.

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

We expect to generate a significant portion of our revenues from providing Internet videos to consumers. Internet videos are growing at significant rates in China, particularly among more educated Chinese users. Based on statistics, the Tencent Company in Shenzhen China, the Company that created the internet communication and social media tool known as “WeChat,” has surpassed Facebook in its user base and revenue. However, with stronger competition every day, the video content must have a unique quality so as to attract a wider array of users to pay and watch those videos, which is a hurdle the Company must overcome.

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

We will rely on China’s general population for a substantial portion of the revenues that we expect to generate from providing Internet videos. We believe that we will greatly benefit from the rapid growth of China’s Internet usage during the past few years. However, China’s Internet video services are still at an early stage of development and remain subject to many uncertainties. We cannot predict how this industry will develop in the future. Although demand for broadband access is increasing, network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment, and uncertainty as to which competing content delivery solution, such as telecommunications, wireless, or satellite, will gain the most widespread acceptance. Further, the growth of China’s Internet video industry could be affected by many factors, including:

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

The Company’s operations and performance depend significantly on global and regional economic conditions. Uncertainty about global and regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values and/or other factors. These worldwide and regional economic conditions could have a material adverse effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations as a result of currency fluctuations because the Company generally raises prices on goods and services sold outside the U.S. to correspond with the effect of a strengthening of the U.S. dollar. Other factors that could influence worldwide or regional demand include changes in fuel and other energy costs, conditions in the real estate and mortgage markets, unemployment, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services.

In the event of financial turmoil affecting the banking system and financial markets, there could be a number of effects on the Company’s business. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to be refined and improved.

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

Changes in U.S. and international trade policies, particularly with regard to China, may materially and adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that have led and may lead to further changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. Three rounds of U.S. tariffs on imports from China have become effective in July 2018, August 2018 and September 2018 (respectively the “U.S. Tariffs on China Imports”).

It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. The imposition of duties, tariffs, border adjustment taxes, or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The U.S. administration and China have imposed significant tariffs on goods imported from the other’s country and have threatened the imposition of additional tariffs in retaliation.

Furthermore, the implementation of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions on us. Imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.

Significant changes to existing international trade agreements could also lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the Chinese government could, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

Our business operations conducted in China and Taiwan are important to our success. A substantial portion of our assets are located in China and Taiwan. We expect to make further investments in China and Taiwan in the future. Therefore, our business, financial condition, results of operations and prospects are subject to economic, political, legal, and social events and developments in China and Taiwan. Factors affecting military, political or economic conditions in China and Taiwan could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common shares.

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

The Chinese legal system has inherent uncertainties that could limit the legal protections available to us and our shareholders.

Our contractual arrangements in China are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore the Company and its shareholders may not have legal protections for certain matters in China.

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

PRC law currently limits foreign ownership of companies that produce video or video productions, or which provide general Internet content services, in China up to 50%. Foreign and wholly foreign-owned enterprises are currently restricted from producing video or video productions, or from providing other Internet information services. As such, we must conduct our business through contractual arrangements with entities which are domiciled and controlled in China. Each of the entities will be owned by individual shareholders who are PRC citizens and hold the requisite licenses or permits to produce video or video, or to provide Internet content services in China. We expect to depend on structured entities to operate our businesses. There are uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with structured entities. We have been advised that each of such contractual agreements for operating its business in China (including its corporate structure and contractual arrangements with the structured entities), need to comply with all applicable existing PRC laws, rules and regulations, and not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, we cannot assure that the PRC regulatory authorities will not adopt any new regulation to restrict or prohibit foreign investment in Internet business through contractual arrangement in the future or will not determine that our corporate structure and potential contractual arrangements violate PRC laws, rules or regulations.

We may have exposure to greater than anticipated tax liabilities.

We will be subject to enterprise income tax, business tax or value-added tax, and other taxes in each province and city in China where we have operations. Our tax structure is subject to review by various local tax authorities. The determination of its provision for income tax and other tax liabilities requires significant judgment. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Future inflation in China may inhibit our ability to conduct business in China.

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

We have significant foreign currency exposure and are affected by fluctuations among the U.S. dollar, the Chinese Renminbi, or RMB, and the New Taiwan dollar, or NT dollar, because a substantial portion of our business is conducted in China and Taiwan. Our sales, raw materials, components and capital expenditures are denominated in U.S. dollars, RMB and NT dollars in varying amounts.

Foreign currency fluctuations may adversely affect our revenue and our costs and expenses, and hence our results of operations. The value of the NT dollar or the RMB against the U.S. dollar and other currencies may fluctuate and be affected by, among other things, changes in political and economic conditions. The RMB currency is no longer being pegged solely to the value of the U.S. dollar. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending upon the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar. In addition, our currency exchange variations may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.

The PRC government could restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

We may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

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

We are subject to the United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds, we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

When fewer shares of a security are being traded on the OTC Markets, volatility of prices may increase, and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

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

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As of December 31, 2018, our executive officers and directors beneficially owned an aggregate of approximately 66.81% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and its ability to obtain or retain listing of our Common Stock.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors;
•	changes in the industries in which we operate;
•	regulatory actions regarding our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting the industries in which we operate;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of our Common Stock or other securities in the open market; and
•	other events or factors, many of which are beyond our control.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
December 31, 2018	$5.00	$5.00
September 30, 2018	$5.00	$5.00
June 30, 2018	$5.00	$5.00
March 31, 2018	$5.00	$5.00
December 31, 2017	$5.00	$5.00
September 30, 2017	$5.00	$5.00
June 30, 2017	$5.00	$5.00
March 31, 2017	$5.00	$5.00

Our shares are issued in registered form. VSTOCK Transfer LLC, 18 Lafayette Place, Woodmere, New York, 11598 (Main 212.828.8436, Direct to Young Kim, young@vstocktransfer.com) is the registrar and transfer agent for our common shares.

On April 12, 2019, the shareholders’ list showed 50 registered shareholders with 75,000,000 common shares outstanding.

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

Convertible Securities

As of December 31, 2018, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of December 31, 2018, we did not have any Unregistered Securities outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Results of Operations for the Years Ended December 31, 2018 and 2017.

Our operating results for the years for the Years Ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Revenue	$1,677,975	$313,000
Cost of revenues	$218,000	60,000
Operating expenses (general and administrative)	$691,027	$277,162
Net Income (Loss) from Operation before Income Taxes	$768,948	$(24,162)
Income Taxes	$121,177	-
Net Income (Loss)	$647,177	$(24,162)

Revenues

In the year ended December 31, 2017, the company recorded $313,000 in revenues. In the year ended December 31, 2018, the company recorded $1,677,975 in revenues. The drastic increase is due to higher frequency of seminars in China.

Cost of Revenues

In the year ended December 31, 2017, the company recorded $60,000 in cost of revenues. In the year ended December 31, 2018, the company recorded $218,000. The nature of the Company’s new acquisitions, as well as costs associated with more frequent seminars, resulted in higher costs to acquire those revenues.

Operating Expenses and Net Income

Operating expenses for the year ended December 31, 2018 were $691,027, compared with $277,162 for the year ended December 31, 2017. The increase in operating expenses related to executive compensation, annual fees for public trading, road show expenses in New York, commissions paid for seminars, and increased frequency of seminars. Our expenses consisted entirely of general and administrative expenses, which included professional fees (legal, accounting, audit), annual and incidental corporate filing fees, filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet) and incidental office expenses (mail, courier, etc.).

Our net income for the year ended December 31, 2018 was $647,177, compared with a net loss of $24,162 for the year ended December 31, 2017. As a result of the acquisition activities described above, the net income from operations increased substantially. Net Income before income taxes was $768,948, and income taxes were $121,771.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2018	2017

Total Current Assets	$1,997,913	$214,140
Total Current Liabilities	$1,445,792	$317,737
Working Capital (deficit)	$542,121	$(103,597)

Cash Flows

	Year Ended
	December 31,	December 31,
	2018	2017
Net Cash provided by (used in) Operating Activities	$456,374	$(104,920)
Cash provided by Financing Activities	$9,656	$159,202
Net Increase in Cash and Equivalents	$466,030	$54,282
Cash and Equivalents at end of the period	$520,772	$54,742

As at December 31, 2018, our cash balance and total assets were $520,772 and $1,997,913, respectively, compared to $54,742 and $214,140 as at December 31, 2017. The increase was mainly due to an increase in operational revenues and in accounts receivable.

As at December 31, 2018, we had total liabilities of $1,455,792 compared with total liabilities of $317,737 as at December 31, 2017. The increase in total liabilities is primarily attributed to the increase of accounts payable and income tax payable in 2018.

As at December 31, 2017, we had a working capital of $542,121 compared with a working capital deficit of $103,597 as at December 31, 2017. The increase in our working capital was due to our increase in total cash and in accounts receivable.

Cash flow from Operating Activities

During the year ended December 31, 2018, we received $456,374 of cash from operating activities compared to the use of $104,920 of cash for operating activities during the year ended December 31, 2017. The increase in cash provided by operating activities was mainly due to increase in net income, accounts payable and other payables.

Cash flow from Financing Activities

During the year ended December 31, 2017, we received $9,656 of cash from financing activities compared to $159,202 for the year ended December 31, 2017. The decrease in cash provided by financing activities was due to fewer proceeds from issuance of notes payables and stock in 2018.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur significant expenses in operating the business over the next 12 months but cannot estimate accurately at this time the total expenses.

In the event that we are unable to raise sufficient funds to implement our growth strategy, we intend to scale back our business plan commensurate with the financing available to us. In that regard, we estimate that we will require approximately $300,000 to maintain our basic business operations, which includes fulfilling our public reporting obligations, and continuing to seek opportunities to produce or to participate in the production of an internet application. Further, we estimate that development and production costs for an internet application could vary, depending on the complexity of the project undertaken, the marquee value of key talent, the user population of the app, and the cost of the chosen location. We intend to tailor our production values to the budget available to us.

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

Cash and Cash Equivalents

The Company considers all liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $520,772 and $54,742 of cash as of December 31, 2018 and 2017, respectively.

The Company’s bank accounts are with insured institutions. At December 31, 2018 and 2017, the Company’s bank deposits did not exceed the insured amounts.

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

The Company’s financial instruments consist of cash, a related party loan and note payable related party. The carrying amount of these financial instruments approximates fair value due their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The 2018 Fiscal Year was the first to have in large enough operations that an income tax was levied against the Company. Income tax payables in the year ended December 31, 2018 were $121,609

Revenue Recognition

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2018, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The basic and diluted loss per share for the years ended December 31, 2018 and 2017 as follows:

	For the Years Ended
	December 31,
	2018	2017
Numerator
Net income (loss)	$647,177	$(24,162)
Denominator
Weighted average common shares outstanding – basic	75,000,000	34,445,041
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	75,000,000	34,445,041

Loss per share	$0.009	$(0.001)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Success Entertainment Group International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Success Entertainment Group International, Inc. as of December 31, 2018 and 2017, and the related statement of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. as of December 31, 2018 and 2017, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2015.

Oakland Gardens, New York

April 11, 2019

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets

Current assets
Cash	$520,772	$54,742
Accounts Receivable, net	751,000	123,000
Accounts Receivable, net – related party	436,153	-
Other receivables - related party	138,230	-
Advance to director	151,759	36,398
Total Current Assets	1,997,913	214,140

Total Assets	$1,997,913	$214,140

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable – related party	$976,861	40,000
Accrued expenses	129,383	$62,103
Other payables	5,145	2,497
Notes payable - related party	79,468	79,468
Loan payable - related party	143,325	133,669
Income tax payable	121,609	-
Total Current Liabilities	1,455,792	317,737

Total Liabilities	1,455,792	317,737

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,000,000 shares issued and outstanding	75,000	75,000
Additional paid in capital	26,340	26,340
Accumulated deficit	442,240	(204,937)
Accumulated other comprehensive loss	(1,459)	-
Total stockholders' equity (deficit)	542,121	(103,597)
Total liabilities and stockholders' equity	$1,997,913	$214,140

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31
	2018	2017

Revenue	$1,677,975	$313,000
Cost of Revenues	218,000	60,000
Gross Profit	1,459,975	253,000

Operating Expenses
General and administrative	691,027	277,162

Net Income (Loss) from Operation before Taxes	768,948	(24,162)

Provision for Income Taxes	121,771	-

Net Income (Loss)	$647,177	$(24,162)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,459)	-

Comprehensive Income (Loss)	$645,718	(24,162)

Earnings (Loss) per Common Share-Basic and Diluted	$0.01	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	75,000,000	34,445,041

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2016	10,360,000	$10,360	$26,340	$(180,775)	-	$(144,075)

Shares issued for proceeds	64,640,000	64,640	-	-	-	64,640

Net loss for the year ended December 31, 2017	-	-	-	(24,162)	-	(24,162)

Balance, December 31, 2017	75,000,000	$75,000	$26,340	$(204,937)	-	$(103,597)

Foreign Currency Translation Adjustment	-	-	-	-	(1,459)	(1,459)

Net loss for the year ended December 31, 2018	-	-	-	647,177	-	647,177

Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	(1,459)	$542,121

See Notes to Financial Statements

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2018	2017
Operating Activities
Net income (loss) of the period	$647,177	$(24,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency translation adjustment	(1,459)	-
Bad debt expense	33,000	-
Change in assets and liabilities
Accounts receivable (increase) decrease	(1,097,153)	(123,000)
Other receivables (increase) decrease	(138,230)	-
Advance to director (increase) decrease	(115,361)	(36,398)
Other current assets (increase) decrease	-	-
Accounts payable increase (decrease)	936,861	40,000
Accrued expenses increase (decrease)	67,280	36,143
Other payables increase (decrease)	2,648	2,497
Income tax payables increase (decrease)	121,609	-
Net cash provided by (used in) operating activities	456,374	(104,920)

Financing Activities
Proceeds from issuance of notes payable	-	79,468
Loans from related parties	9,656	15,094
Proceeds from issuance of stock	-	64,640
Net cash provided by financing activities	9,656	159,202

Net increase in cash and equivalents	466,030	54,282

Cash and equivalents at beginning of the period	54,742	459
Cash and equivalents at end of the period	$520,772	$54,742

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On December 14, 2017, the Company acquired 100% shares of Success Events (Hong Kong) Lerimited, a company registered in Hong Kong Special Administrative Region. Success Events (Hong Kong) Limited holds 60% shares of Shenzhen Internet Media Co., Ltd. and 100% shares of Distribution Network Inc. Shenzhen Internet Media Co., Ltd was registered in China. Distribution Network Inc. was registered in Seychelles and its main business is holding seminar in Great China Area.

On February 28, 2018, Success Events (Hong Kong) Limited transferred 60% shares of Shenzhen Internet Media Co., Ltd. to a company in China. Shenzhen Internet Media Co., Ltd. is no longer a subsidiary of the Company.

On May 30, 2018, Success Events (Hong Kong) Limited acquire 100% shares of Success Win (Shanghai) Co., Ltd.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Translation Adjustment

For the year ended December 31, 2018, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the year ended December 31, 2018 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $520,772 and $54,742 of cash as of December 31, 2018 and 2017, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2018 and 2017, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of December 31, 2018 and 2017, the Company has not adopted a stock option plan and has not granted any stock options.

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

	For the Years Ended
	December 31,
	2018	2017
Numerator
Net income (loss)	$647,177	$(24,162)
Denominator
Weighted average common shares outstanding – basic	75,000,000	34,445,041
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	75,000,000	34,445,041

Loss per share	$0.01	$(0.00)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

As of December 31, 2018, the Company has accounts receivable of $436,153, from Shanghai Kun-Xin Media Limited under common control with the Company.

NOTE 4 – OTHER RECEIVABLES – RELATED PARTY

As of December 31, 2018, the Company has other receivables of $41,203, $46,000, $39,286, $3,000 and $2,940 from Success Holding Group International, Inc., Success Entertainment Group Inc., Success Drink Group Inc., Success Holdings Group Corp. USA and SEGN Hong Kong Limited under common control with the Company. The Company also has other receivables of $5,800 from Tony Chang, the Company’s Chief Operating Officer.

NOTE 5 – ADVANCE TO DIRECTOR

As of December 31, 2018 and 2017, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $151,759 and $36,398, respectively to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

As of December 31, 2018, the Company has accounts payable of $901,361, to Shanghai Kun-Xin Media Limited under common control with the Company.

As of December 31, 2018 and 2017, the Company has accounts payable of $75,500 and $40,000, respectively to Steve Andrew Chen who is the Company’s Chairman of the Board of Directors.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2018 and 2017 are $143,325 and $133,669, respectively.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 9 – COMMON STOCK

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

There were 75,000,000 shares of common stock issued and outstanding as of December 31, 2018 and 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Legal

We were not subject to any legal proceedings on December 31, 2018 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 11 – INCOME TAXES

The has cumulative net operating tax loss carryover (the “NOL”) of $396,568 on December 31, 2017, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The provision for Federal income tax consists of the following:

	For the Years Ended December 31,
	2018	2017
Federal income tax benefit attributable to:
Current operations	$70,060	$8,215
Less: valuation allowance	(70,060)	(8,215)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% in 2018 and 34% in 2017 of significant items comprising our net deferred tax amount is as follows:

	December 31	December 31
	2018	2017
Deferred tax assets attributable to:
Net operating loss carryover	$139,739	$69,679
Less: valuation Allowance	(139,739)	(69,679)
Net deferred tax assets	$-	$-

Significant components of income tax expense consisted of the following

	For the Years Ended December 31,
	2018	2017
Current:
USA	$-	$-
Hong Kong	117,535	-
PRC	4,236	-
Total Current	$121,771	$-
Deferred:
USA	$-	$-
Hong Kong	-	-
PRC	-	-
Total Deferred	$-	$-

Reconciliation of Effective Income Tax Rate is as follows

	For the Years Ended December 31,
	2018	2017

Statutory U.S. tax rate	21%	34%
Less: valuation allowance	(21)%	(34)%
Effect of Hong Kong statutory tax rate	15%	-
Effect of PRC statutory tax rate	1%	-
Income taxes	16%	0%

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

As of December 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position	Age

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	Chairman of the Board of Directors and former Chief Executive Officer	52

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	President and Director	63

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	Chief Executive Officer and Director	61

Frank Tseng 215 North Jefferson St. Ossian, Indiana 46777	Chief Financial Officer, Treasurer	62

Tony Chang 215 North Jefferson St. Ossian, Indiana 46777	Chief Operating Officer	44

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Steve Chen. During the past twenty years, Mr. Chen has been involved with a number of merger and acquisition activities involving both publicly traded and private companies. Several of the acquisitions involved the integration of chain stores and brand names, fiber optics, alternative energy technology, the Internet and logistics. Mr. Chen is also a renowned inspirational marketing speaker and a top-selling author of numerous self-motivation books and multi-media courses. Mr. Chen is current the chairman of Success Holding Group Inc. (Cayman Islands) and the chairman of Success Prime Corp. (Taiwan). Mr. Chen was born in Taiwan and studied at Pepperdine University. He currently resides in both Taiwan and China.

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

Tony (Shi-Hao) Chang. From 2010 to 2012, Mr. Chang served as the Vice President of Guangdong Precious Metal Trading Center in 2012 where he was responsible for negotiating pricing and contracts with dealers and arranging for transportation of the metals subject to those transactions. Since 2013, when he joined the Company, he has coordinate d various activities related to marketing and manages relationships with potential Chinese investors. Mr. Chang resides in China and is the focal point of our Chinese operations. Mr. Chang graduated from Taipei University where he received a bachelor’s degree in Management in 2001.

Frank Tseng. Mr. Tseng has extensive experience related to finance and accounting, having worked for Asia Pacific Wire and Cable Corp., ABB Taiwan LTD, Phoenix Technologies LTD, among others. Mr. Tseng received his BBA in Accounting from National Cheng Chi University and his Master of Accountancy from Georgia State University. He is a Certified Public Accountant, a professional accreditation he received in Illinois. He has helped companies reach the NASDAQ Capital Market, oversee massive audit processes, and oversee large mergers and loans.

Employment Agreements

Except as described below, we have no employment agreements with any of our directors or officers. All of our officers and directors currently provided their services to our company as independent contractors, on a non-exclusive basis, and without remuneration.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

As of December 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2018 or the fiscal year ended December 31, 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Kistler, President [2]	2018	24,000	-	-	-	-	-	-	24,000
	2017	3,000	-	-	-	-	-	-	3,000

Chris Hong	2018	-	-	-	-	-	-	-	-
Chief Executive Officer [3]	2017	-	-	-	-	-	-	-	-

Frank Tseng, current	2018	100,000	-	-	-	-	-	-	100,000
Chief Financial Officer	2017	66,000	-	-	-	-	-	-	66,000

Tony Chang, Chief	2018	88,000	-	-	-	-	-	-	88,000
Operating Officer	2017	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [3]	Percentage of Class (1)

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	37,400,000 (2) Common Shares	49.87%

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	-	0%

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	7,995,000 (2) Common Shares	10.66%

Frank Tseng 215 North Jefferson St. Ossian, Indiana 46777	-	0%

Tony Cheng 215 North Jefferson St. Ossian, Indiana 46777	4,712,000 Common Shares	6.28%

Directors and Executive Officers as a Group	50,107,000 Common Shares	66.81%

Principal Stockholders

WEN-CHI HUANG	6,980,000	9.31%

KWANG-MEI KAO#	7,200,000	9.60%

HUEI-CHUAN KUO#	7,200,000	9.60%

___________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amounts owed to Success Holdings Group Corp. USA as of. December 31, 2018 and December 31, 2017 are $141,725 and $133,669, respectively.

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

Related Party Transactions

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as of December 30, 2018 and December 31, 2017 are $141,725 and $133,669, respectively.

The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017

Audit Fees	$32,000	$30,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$32,000	$30,500

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: April 12, 2019	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 12, 2019	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2019	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 12, 2019	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 12, 2019	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

