Form 10-Q
period 2019-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2019-05-15
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

75,000,000 common shares issued and outstanding as of March 31, 2019.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	March 31	December 31
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$110,140	$520,772
Accounts receivable, net	119,201	436,153
Accounts receivable, net - related party	88,000	751,000
Prepayments	12,450	-
Other receivables - related party	189,757	138,230
Advance to director	462,995	151,759
Total Current Assets	982,543	1,997,913

Total Assets	$982,543	$1,997,913

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable - related party	$104,278	$976,861
Accrued expenses	75,708	129,383
Other payables	6,054	5,145
Notes payable - related party	79,468	79,468
Loan payable- related party	136,854	143,325
Income tax payable	122,753	121,609
Total Current Liabilities	525,115	1,455,792

Total Liabilities	525,115	1,455,792

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized;
75,000,000 shares issued and outstanding	75,000	75,000
Additional paid in capital	36,056	26,340
Retained earnings	346,865	442,240
Accumulated other comprehensive loss	(493)	(1,459)
Total stockholders' equity	457,428	542,121
Total liabilities and stockholders' equity	$982,543	$1,997,913

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2019	2018

Revenue	$111,807	$246,000
Cost of Revenues	16,000	40,000
Gross Profit	95,807	206,000

Operating Expenses
General and administrative	190,145	142,607

Net Income (Loss) from Operation before Taxes	(94,338)	63,393

Provision for Income Taxes	1,037	-
Other Comprehensive Income (loss)	966
Net Income (Loss)	$(94,409)	$63,393

Earnings (Loss) per Common Share-Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,000,000	75,000,000

See Notes to Financial Statements

SUCCESSENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2017	75,000,000	$75,000	$26,340	$(204,937)	$-	$(103,597)

Net income for the three months ended March 31, 2018	-	-	-	63,393	-	63,393

Balance, March 31, 2018	75,000,000	$75,000	$26,340	$(141,544)	$-	$(40,204)

Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	$(1,459)	$542,121

Capital contribution	-	-	9,716	-	-	9,716

Foreign currency translation adjustment	-	-	-	-	966	966

Net income for the three months ended March 31, 2019	-	-	-	(95,375)	-	(95,375)

Balance, March 31, 2019	75,000,000	$75,000	$36,056	$346,865	$(493)	$457,428

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2019	2018
Operating Activities
Net income (loss) of the period	$(95,375)	$63,393
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	-
Change in assets and liabilities
Accounts receivable (increase) decrease	979,952	(20,000)
Prepayments (increase) decrease	(12,450)	(1,543)
Other receivables (increase) decrease	(51,528)	-
Advance to director (increase) decrease	(311,236)	(107,955)
Other current assets (increase) decrease	-	-
Accounts payable increase (decrease)	(872,583)	5,000
Accrued expenses increase (decrease)	(53,675)	(3,713)
Other payables increase (decrease)	909	12,500
Income tax payables increase (decrease)	1,144	-
Net cash used in operating activities	(413,877)	(52,318)

Financing Activities
Loans from related parties	-	3,859
Repayment of loans from related parties	(6,471)	-
Capital contribution	9,716	-
Net cash provided by financing activities	3,245	3,859

Net decrease in cash and equivalents	(410,632)	(48,459)

Cash and equivalents at beginning of the period	520,772	54,742
Cash and equivalents at end of the period	$110,140	$6,284

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. (“the Company”, “we”, ”us”, or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines.

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

On May 30, 2018, Success Events (Hong Kong) Limited acquire 100% shares of Success Win (Shanghai) Co., Ltd.

On February 27, 2019, SEGN Taiwan Limited was incorporated in Taiwan and the Company holds 100% of its shares.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Translation Adjustment

For the three months ended March 31, 2019, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended March 31, 2019 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $110,140 of cash as of March 31, 2019.

The Company’s bank accounts are deposited in insured institutions. At March 31, 2019, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the three months ended Mach 31, 2019.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of March 31, 2019, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

As of March 31, 2019 the Company has accounts receivable of $88,000, from Shanghai Kun-Xin Media Limited under common control with the Company.

NOTE 4 – OTHER RECEIVABLES – RELATED PARTY

As of March 31, 2019, the Company has other receivables of $66,103, $46,000, $52,331, $3,000, $4,840 and $11,683 from Success Holding Group International, Inc., Success Entertainment Group Inc., Success Drink Group Inc., Success Holdings Group Corp. USA, SEGN Hong Kong Limited and Celebrity Enterprise Co., Ltd under common control with the Company. The Company also has other receivables of $5,800 from Tony Chang, the Company’s Chief Operating Officer.

NOTE 5 – ADVANCE TO DIRECTOR

As of March 31, 2019, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $462,995 to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

As of March 31, 2019, the Company has accounts payable of $104,278, to Shanghai Kun-Xin Media Limited under common control with the Company.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at March 31, 2019 is $136,854.

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

There were 75,000,000 shares of common stock issued and outstanding as of March 31, 2019.

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

Legal

We were not subject to any legal proceedings on March 31, 2019 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

Results of Operations

Three months ended in March 31, 2019 compared to the three months ended in March 31, 2018.

Our operating revenue and expenses for the three month periods ended March 31, 2019 and 2018 are outlined in the table below:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Revenues	$111,807	$246,000
Cost of Revenues	$16,000	$40,000
General and administrative expenses	$190,145	$142,607
Net Income (Loss)	$(94,409)	$63,393

Revenues

For the three months ended March 31, 2019, our company recorded $111,807 in revenues. During the same three month period in 2018, our company recorded $246,000 in revenue. The decrease in revenue was mainly due to a slowdown of economy in China particularly for seminar related industries which began late fourth quarter of 2018.

Cost of Revenues

For the three months ended March 31, 2019, our company recorded $16,000 in cost of revenues. During the same three month period in 2018, our company recorded $40,000 in revenue. The decrease in cost of revenues was mainly due to lower revenues

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2019 were $190,145 compared with $142,607 for the three months ended March 31, 2018. Our operating expenses during both periods consist mostly of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The increase in general and administrative expenses during the first three months in 2019 is mainly due to a major deal road show that took place in New York, coupled with commissions paid for seminar organizers as a result of structural change which in 2018 it did not exist.

We had a net loss of $94,409 for the three months ended March 31, 2019. This is compared with net income of $63,393 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2019	2018
Current Assets	$982,543	$1,997,913
Current Liabilities	$525,115	$1,455,792
Working Capital	$457,428	$542,121

Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash used in operating activities	$413,877	$52,318

Net cash used in investing activities	$ -	$ -

Net cash provided by financing activities	$3,245	$3,859

Net decrease in cash	$410,632)	$48,549

As of March 31, 2019, our total assets and liabilities were $982,543 and $525,115 compared to $1,997,913 and $1,455,792 as at December 31, 2018. Increase in cash used in operating activities for the three months ended March 31, 2019 is due to lower revenue generated and large decrease in Accounts receivable.

As of March 31, 2019, we had a working capital of $457,428 compared with a working capital of $542,121 as at December 31, 2018. The decrease in our working capital is due to lower cash and accounts receivable.

Cashflow from Operating Activities

During the three months ended March 31, 2019, we used cash for operating activities of $413,877 compared to the use of $52,318 of cash for operating activities during the three months ended March 31, 2018. This increase in cash used in operating expenses is primarily due to a decrease in accounts payable.

Cashflow from Investing Activities

During the three months ended March 31, 2019, and 2018, we did not have any cash flow from investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2019, we received $3,245 from financing activities. We received $9,716 from capital contribution and repaid $6,471 to related party loans. During the three months ended March 31, 2018, we received proceeds of $3,859 from financing activities, entirely from loans from related parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $110,140 and $520,772 of cash as of March 31, 2019 and December 31, 2018, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 each account. At March 31, 2019, and December 31, 2018, the Company’s bank deposits individually did not exceed the insured amounts.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: May 11, 2019	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 11, 2019	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

