Form 10-Q
period 2019-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2019-08-14
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Large Accelerated Filer	☐	Non-accelerated Filer	☒
Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

75,100,000 common shares issued and outstanding as of June 30, 2019.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$43,923	$520,772
Accounts receivable, net	87,391	436,153
Accounts receivable, net - related party	72,000	751,000
Prepayments	49,316	-
Other receivables - related party	259,942	138,230
Advance to director and Chief Executive Officer	397,124	151,759
Total Current Assets	909,696	1,997,913

Total Assets	$909,696	$1,997,913

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable - related party	$118,630	$976,861
Accrued expenses	225,560	129,383
Other payables	7,631	5,145
Notes payable - related party	79,468	79,468
Loan payable- related party	138,549	143,325
Income tax payable	121,616	121,609
Total Current Liabilities	691,454	1,455,792

Total Liabilities	691,454	1,455,792

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized:
75,100,000 and 75,000,000 shares issued and outstanding	75,100	75,000
Additional paid in capital	126,240	26,340
Retained earnings	18,019	442,240
Accumulated other comprehensive loss	(1,117)	(1,459)
Total stockholders’ equity	218,242	542,121
Total liabilities and stockholders’ equity	$909,696	$1,997,913

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Revenues	$82,834	$327,000	$194,641	$573,000
Cost of Revenues	82,858	50,000	98,858	90,000
Gross Profit	(24)	277,000	95,783	483,000

Operating Expenses
General and Administrative	329,859	107,951	520,004	250,558

Net Income (Loss) from Operation before Income Taxes	(329,883)	169,049	(424,221)	232,442

Provision for Income Taxes	(1,037)	-	-	-

Net Income (Loss)	$(328,846)	$169,049	$(424,221)	$232,442

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(624)	-	342	-

Comprehensive Income (Loss)	$(329,470)	$169,049	$(423,879)	$232,442

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Common
Shares Outstanding Basic and diluted	75,059,341	75,000,000	75,029,834	75,000,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018

(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2017	75,000,000	$75,000	$26,340	$(204,937)	$-	$(103,597)

Net income for the three months ended March 31, 2018	-	-	-	63,393	-	63,393
Balance, March 31, 2018	75,000,000	75,000	26,340	(141,544)	-	(40,204)
Net income for the three months ended June 30, 2018	-	-	-	169,049	-	169,049
Balance, June 30, 2018	75,000,000	$75,000	$26,340	$27,505	$-	$128,845
Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	$(1,459)	$542,121
Foreign currency translation adjustment	-	-	-	-	966	966

Net income for the three months ended March 31, 2019	-	-	-	(95,375)	-	(95,375)
Balance, March 31, 2019	75,000,000	75,000	26,340	346,865	(493)	447,712
Shares issued for compensation	100,000	100	99,900			100,000
Foreign currency translation adjustment	-	-	-	-	(624)	(624)

Net income for the three months ended June 30, 2019	-	-	-	(328,846)	-	(328,846)

Balance, June 30, 2019	75,100,000	$75,100	$126,240	$18,019	$(1,117)	$218,242

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2019	2018
Operating Activities
Net income (loss) of the period	$(424,221)	$232,442
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency translation adjustment	342	-
Stock based compensation	100,000	-
Change in assets and liabilities
Accounts receivable (increase) decrease	1,027,762	(155,000)
Prepayments (increase) decrease	(49,316)	-
Other receivables (increase) decrease	(121,713)	(24,601)
Advance to director (increase) decrease	(245,365)	(115,361)
Accounts payable increase (decrease)	(858,231)	(16,000)
Accrued expenses increase (decrease)	96,178	(10,968)
Other payables increase (decrease)	2,486	25,000
Income tax payables increase (decrease)	7	-
Net cash used in operating activities	(472,072)	(64,488)

Financing Activities
Loans from related parties	(4,776)	12,694
Net cash provided by (used in) financing activities	(4,776)	12,694

Net decrease in cash and equivalents	(476,848)	(51,794)

Cash and equivalents at beginning of the period	520,772	54,742
Cash and equivalents at end of the period	$43,923	$2,949

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Success Entertainment Group International, Inc. (the “Company”, “we”, “us”, or “our”) was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp and its initial business plan was to place and operate frozen yogurt making machines.

Effective July 14, 2014, there was a change in control of the Company. Pursuant to the change in ownership, the focus and direction of the Company will now be the production and development of internet movies and training films.

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

Translation Adjustment

For the six months ended June 30, 2019, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in Chinese renmimbi (RMB). Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the six months ended June 30, 2019 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $43,923 of cash as of June 30, 2019.

The Company’s bank accounts are deposited in insured institutions. At June 30, 2019, the Company’s bank deposits did not exceed the insured amounts.

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

The major revenue streams of the Company are a series of human spirit stimulation training seminars. Training seminars have their agenda and speaking topics and other decoration details defined within the contract. The Company recognizes revenue when services have been provided, and collection is reasonably assured.

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the six months ended June 30, 2019.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of June 30, 2019, the Company has authorized a Non-Qualified Stock Incentive Plan and filed a corresponding Form S-8 on April 25, 2019. The Plan and S-8 registered 1,000,000 shares of common stock, $0.001 par value per share. Of this plan, 100,000 shares have been issued to President Brian Kistler.

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

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

As of June 30, 2019, the Company has accounts receivable of $72,000, from Shanghai Kun-Xin Media Limited, under common control with the Company.

NOTE 4 – OTHER RECEIVABLES – RELATED PARTY

As of June 30, 2019, the Company has other receivables of $66,474, $46,000, $122,145, $3,000, $4,840 and $11,683 from Success Holding Group International, Inc., Success Entertainment Group Inc., Success Drink Group Inc., Success Holdings Group Corp. USA, SEGN Hong Kong Limited and Celebrity Enterprise Co., Ltd, subsidiaries under common control with the Company. The Company also has other receivables of $5,800 from Tony Chang, the Company’s Chief Operating Officer.

NOTE 5 – ADVANCE TO DIRECTOR

As of June 30, 2019, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $397,124 to the Company, which the Company has advanced to him in order to pay our administrative and operating expenses.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

As of June 30, 2019, the Company has accounts payable of $78,630, to Shanghai Kun-Xin Media Limited, under common control with the Company, and $40,000 to Steve Andrew Chen who is the Company’s Chairman of the Board of Directors.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On April 24, June 7, July 5, and August 11, 2017, the Company entered into Promissory Note agreements for the outstanding amounts of $10,000, $10,000, $20,000, and $20,000, for a total of $60,000, with Hsu Wen Li, who is the wife of Chris (Chi Jui) Hong, the Company’s Chief Executive Officer and Director. The Notes matured throughout 2018 and bear no interest.

On May 15, 2017, the Company entered into a Promissory Note agreement for the outstanding amount of $24,500 with Steve Andrew Chen who is the Company’s Chairman of the Board of Directors. The maturity of the Note was May 15, 2018 and bears no interest.

On July 4, 2017, the Company entered into a Promissory Note agreement for the outstanding amount of $10,000 with Steve Andrew Chen who is the Company’s Chairman of the Board of Directors. The maturity of the Note was July 4, 2018 and bears no interest.

On October 17, 2017, the Company partially repaid Steve Andrew Chen $15,032 of the outstanding principal of the note issued on May 15, 2017.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at June 30, 2019 is $138,549.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 9 – COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On March 13, 2013, the Company issued 8,000,000 shares of common stock to a director for cash proceeds of $8,000 at $0.001.

On May 7, 2019, the Company issued 100,000 shares of common stock as compensation pursuant to the Company’s Non-Qualified Stock Incentive Plan. The compensation is valued at $100,000 based on market value of the shares on the date of issuance.

There were 75,100,000 shares of common stock issued and outstanding as of June 30, 2019.

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

Legal

We were not subject to any legal proceedings on June 30, 2019 and no legal proceedings are pending or threatened to the best of our knowledge or belief.

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

In 2014, Marek Tomaszewski, our then majority shareholder, issued and sold 8,000,000 shares of our common stock, representing 77% of our outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation (“Success Holding”). Also, in 2014, we changed our name to “Success Entertainment Group International Inc.”, and the Company shifted its focus to the production and development of internet videos and training videos.

The Company signed several memorandums of understanding (“MOU”) for acquisitions in 2018:

•	On May 22, 2018, the Company signed an MOU with Magic Skin Technologies Company Ltd, acquiring a 20% interest; Magic Skin focuses on AI-car-detailing and data accumulation.

•

On June 29, 2018, the Company signed an MOU with Harvest (Shanghai) Technologies Co., a company that focuses on data accumulation through a large database of customers as well as utilizing AI in on-line instruction.

•	On July 23, 2018, signed an MOU with Beijing ZhongJu HuaDa Ltd., a company that would help establish a College of Commerce to utilize AI and education throughout Asia.

•	On August 14, 2018, the Company signed an MOU with Taiwan EverLive Telomerase Ltd. with the objective of obtaining more patent rights for the companies.

•	On September 19, 2018, the Company signed an MOU with Tai Fu Artificial Intelligence Co, Ltd., a large AI company located in Shenzen.

•

On October 31, 2018, the Company signed an MOU with Taipei Artificial Intelligence (AI) Wallet Technology Co., a company focusing on a platform that allows use of virtual currencies and multi-cash in exchanges.

On February 5, 2019, the Company announced a new MOU with a Beijing AI company to establish a joint venture in Shanghai. None of the above described MOUs went into effect as of June 30, 219.

None of the MOUs described above have gone into effect as of June 30, 2019.

Current Business

Our operations are divided into three main categories. First is the “Know How” video sharing platform, which combines artificial intelligence (“AI”), short videos, social interaction, and education. Second is the production of Internet videos in China, for distribution in China, and on-line and off-line seminars conducted by Steve Chen. Specifically, we seek to produce commentary videos that will fit in internet mobile applications. In addition, we seek to sell distribution rights for these videos, and to develop and sell promotional and other products related to these videos throughout the world. Third, we are continuously seeking to make additional investments in other ventures that focus on AI and big data. Big data refers to the accumulation and analysis of large amounts of data.

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

Results of Operations

Three months ended in June 30, 2019 compared to the three months ended in June 30, 2018.

Our operating revenue and expenses for the three-month periods ended June 30, 2019 and 2018 are outlined in the table below:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Revenues	$82,384	$327,000
Cost of Revenues	$82,858	$50,000
General and administrative expenses	$229,859	$107,951
Net Income (Loss)	$(228,846)	$169,049

Revenues

For the three months ended June 30, 2019, we recorded $82,384 in revenues. During the same three-month period in 2018, we recorded $327,000 in revenue. The decrease in revenue was mainly due to a severe slowdown of economy in China, coupled with tightened control by the government particularly impacting seminar related industries which began late fourth quarter of 2018.and and into first half of 2019.

Cost of Revenues

For the three months ended June 30, 2019, we recorded $82,858 in cost of revenues. During the same three-month period in 2018, we recorded $50,000 in cost of revenue. The increase in cost of revenues was mainly due to additional costs of developing “Know-How” video sharing platform.

Operating Expenses and Net Loss

We had a net loss of $228,846 for the three months ended June 30, 2019. This is compared with net income of $169,049 for the same period in 2018. Operating expenses for the three months ended June 30, 2019 were $229,859 compared with $107,951 for the three months ended June 30, 2018. Our operating expenses during both periods consist primarily of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The increase in general and administrative expenses during the second three months in 2019 is mainly due to a series of business development trips in New York and San Francisco, transfer of staff from our sister company, Success Holding Group International, Inc., due to its dissolution, and change of commission structure which did not exist in 2018.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2019	2018
Current Assets	$909,696	$1,997,913
Current Liabilities	$691,454	$1,455,792
Working Capital	$218,242	$542,121

Cash Flows

	Six Months Ended June 30, 2019	Six Months Ended June 30 2018
Net cash used in operating activities	$472,072	$64,488

Net cash used in investing activities	$-	$-

Net cash provided by (used in) financing activities	$(4,776)	$12,694

Net decrease in cash	$476,848	$51,794

As of June 30, 2019, our total assets and liabilities were $909,696 and $691,454 compared to $1,997,913 and $1,455,792 as at December 31, 2018. Increase in cash used in operating activities for the six months ended June 30, 2019 is due to net loss and decrease in accounts payable.

As of June 30, 2019, we had working capital of $218,242 compared with working capital of $542,121 as of December 31, 2018. The decrease in our working capital is primarily due to much lower cash and accounts receivable.

Cashflow from Operating Activities

During the six months ended June 30, 2019, we used cash for operating activities of $472,072 compared to $64,488 during the six months ended Jun 30, 2018. This increase in cash used in operating expenses is primarily due to net loss and decrease in accounts payable.

Cashflow from Investing Activities

During the three months ended June 30, 2019, and 2018, we did not have any cash flow from investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2019, we repaid $4,776 for loans from related parties. During the six months ended June 30, 2018, we received proceeds of $12,694 from financing activities from related party loans.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $43,923 and $520,772 of cash as of June 30, 2019 and December 31, 2018, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 each account. At June 30, 2019, and December 31, 2018, the Company’s bank deposits individually did not exceed the insured amounts.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC-605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

__________

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: August 14, 2019	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

