Form 10-Q
period 2019-09-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2019-11-14
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

75,100,000 common shares issued and outstanding as of September 30, 2019.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	Sept. 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$6,627	$520,772
Accounts receivable, net	63,731	436,153
Accounts receivable, net - related party	-	751,000
Prepayments	49,523	-
Other receivables - related party	267,742	138,230
Advance to director and Chief Executive Officer	397,124	151,759
Total Current Assets	787,747	1,997,913

Total Assets	$787,747	$1,997,913

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable - related party	$79,136	$976,861
Accrued expenses	261,820	129,383
Other payables	6,640	5,145
Notes payable - related party	79,468	79,468
Loan payable- related party	147,305	143,325
Income tax payable	121,503	121,609
Total Current Liabilities	695,872	1,455,792

Total Liabilities	695,872	1,455,792

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized: 75,100,000 and 75,000,000 shares issued and outstanding	$75,100	$75,000
Additional paid in capital	126,240	26,340
Retained earnings	(110,940)	442,240
Accumulated other comprehensive loss	(1,525)	(1,459)
Total stockholders’ equity	88,875	542,121
Total liabilities and stockholders’ equity	$787,747	$1,997,913

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Revenues	$40,171	$233,000	$234,812	$806,000
Cost of Revenues	12,407	32,000	111,265	122,000
Gross Profit	27,764	201,000	123,547	684,000

Operating Expenses
General and Administrative	156,723	118,540	676,727	369,098

Net Income (Loss) from Operation before Income Taxes	(128,959)	82,460	(533,180)	314,902

Provision for Income Taxes	-	24,532	-	24,532

Net Income (Loss)	$(128,959)	$57,928	$(553,180)	$290,370

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(408)	-	(66)	-

Comprehensive Income (Loss)	$(129,367)	$57,928	$(553,246)	$290,370

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Number of Common
Shares Outstanding Basic and diluted	75,100,000	75,000,000	75,053,480	75,000,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and SEPTEMBER 30, 2018
(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2017	75,000,000	$75,000	$26,340	$(204,937)	$-	$(103,597)

Net income for the six months ended June 30, 2018	-	-	-	232,442	-	232,442
Balance, June 30, 2018	75,000,000	75,000	26,340	27,505	-	128,845
Net income for the three months ended September 30, 2018	-	-	-	57,928	-	57,928
Balance, September 30, 2018	75,000,000	$75,000	$26,340	$85,433	$-	$186,773
Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	$(1,459)	$542,121
Shares Issued for Compensation	100,000	100	99,900	-	-	100,000
Foreign Currency Translation Adjustment	-	-	-	-	342	342
Net income for the six months ended September 30, 2019	-	-	-	(424,221)	-	(424,221)
Balance, September 30, 2019	75,100,000	75,100	126,240	18,019	(1,117)	218,242

Foreign currency translation adjustment	-	-	-	-	(408)	(408)

Net income for the three months ended September 30, 2019	-	-	-	(128,846)	-	(128,959)

Balance, September 30, 2019	$75,100,000	$75,100	$126,240	$(110,940)	$(1,525)	$88,875

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2019	2018
Operating Activities
Net income (loss) of the period	$(533,180)	$290,370
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-	-
Foreign currency translation adjustment	(66)	-
Stock based compensation	100,000	-
Change in assets and liabilities
Accounts receivable (increase) decrease	1,123,422	(33,000)
Prepayments (increase) decrease	(49,523)	-
Other receivables (increase) decrease	(129,513)	(90,263)
Advance to director (increase) decrease	(245,365)	(115,359)
Accounts payable increase (decrease)	(897,726)	(33,000)
Accrued expenses increase (decrease)	132,438	(1,674)
Other payables increase (decrease)	1,495	-
Income tax payables increase (decrease)	(106)	24,532
Net cash provided (used in) operating activities	(518,125)	41,606

Financing Activities
Loans from related parties	3,980	14,676
Net cash provided by financing activities	3,980	14,676

Net increase (decrease) in cash and equivalents	(514,145)	56,282

Cash and equivalents at beginning of the period	520,772	54,742
Cash and equivalents at end of the period	$6,627	$111,024

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Translation Adjustment

For the nine months ended September 30, 2019, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the nine months ended September 30, 2019 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,627 of cash as of September 30, 2019.

The Company’s bank accounts are deposited in insured institutions. At September 30, 2019, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the nine months ended September 30, 2019.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of September 30, 2019, the Company has authorized a Non-Qualified Stock Incentive Plan and filed a corresponding Form S-8 on April 25, 2019. The Plan and S-8 registered 1,000,000 shares of common stock, $0.001 par value per share. Of this plan, 100,000 shares have been issued to President Brian Kistler.

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

NOTE 3 – OTHER RECEIVABLES – RELATED PARTY

As of September 30, 2019, the Company has other receivables of $66,474, $46,000, $122,145, $10,800, $4,840 and $11,683 from Success Holding Group International, Inc., Success Entertainment Group Inc., Success Drink Group Inc., Success Holdings Group Corp. USA, SEGN Hong Kong Limited and Celebrity Enterprise Co., Ltd under common control with the Company. The Company also has other receivables of $5,800 from Tony Chang, the Company’s Chief Operating Officer.

NOTE 4 – ADVANCE TO DIRECTOR

As of September 30, 2019, Chris (Chi Jui) Hong, (Chief Executive Officer and Director of the Company), had an outstanding payable amount of $397,124 to the Company which the Company has advanced the amount to him to pay administrative and operating expenses.

NOTE 5 – ACCOUNTS PAYABLE – RELATED PARTY

As of September 30, 2019, the Company has accounts payable of $31,136, to Shanghai Kun-Xin Media Limited under common control with the Company and $48,000 to Steve Andrew Chen who is the Company’s Chairman of the Board of Directors.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 7 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at September 30, 2019 is $147,305.

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

There were 75,100,000 shares of common stock issued and outstanding as of September 30, 2019.

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

Legal

We were not subject to any legal proceedings on September 30, 2019 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

The Company signed several memorandums of understanding (“MOU”) for acquisitions in 2018:

☐	On May 22, 2018, the Company signed an MOU with Magic Skin Technologies Company Ltd, acquiring a 20% interest; Magic Skin focuses on AI-car-detailing and data accumulation.

☐

On June 29, 2018, the Company signed an MOU with Harvest (Shanghai) Technologies Co., a company that focuses on data accumulation through a large database of customers as well as utilizing AI in on-line instruction.

☐	On July 23, 2018, signed an MOU with Beijing ZhongJu HuaDa Ltd., a company that would help establish a College of Commerce to utilize AI and education throughout Asia.

☐	On August 14, 2018, the Company signed an MOU with Taiwan EverLive Telomerase Ltd. with the objective of obtaining more patent rights for the companies.

☐	On September 19, 2018, the Company signed an MOU with Tai Fu Artificial Intelligence Co, Ltd., a large AI company located in Shenzen.

☐

On October 31, 2018, the Company signed an MOU with Taipei Artificial Intelligence (AI) Wallet Technology Co., a company focusing on a platform that allows use of virtual currencies and multi-cash in exchanges.

On February 5, 2019, the Company announced a new MOU with a Beijing AI company to establish a joint venture in Shanghai. None of the above described MOUs went into effect as of September 30, 2019.

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

Results of Operations

Three months ended in September 30, 2019 compared to the three months ended in September 30, 2018.

Our operating revenue and expenses for the three-month periods ended September 30, 2019 and 2018 are outlined in the table below:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Revenues	$40,171	$233,000
Cost of Revenues	$12,407	$32,000
General and administrative expenses	$156,723	$118,540
Net Income (Loss)	$(128,959)	$82,460

Revenues

For the three months ended September 30, 2019, we recorded $40,171 in revenues. During the same three-month period in 2018, we recorded $233,000 in revenue. The decrease in revenue was mainly due to a severe slowdown of economy in China, coupled with tightened control by the government particularly impacting seminar related industries which began late fourth quarter of 2018 and into first 3 quarters of 2019.

Cost of Revenues

For the three months ended September 30, 2019, we recorded $12,407 in cost of revenues. During the same three-month period in 2018, we recorded $32,000 in cost of revenue. The decrease in cost of revenues was mainly due to decrease in revenue.

Operating Expenses and Net Loss

We had a net loss of $128,959 for the three months ended September 30, 2019. This is compared with net income of $57,928 for the same period in 2018. Operating expenses for the three months ended September 30, 2019 were $156,723 compared with $118,540 for the three months ended September 30, 2018. Our operating expenses during both periods consist primarily of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The increase in general and administrative expenses during the third three months in 2019 is mainly due to a series of business development trips in New York and San Francisco, transfer of staff from our sister company, Success Holding Group International, Inc., due to its dissolution, and change of commission structure which did not exist in 2018.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2019	2018
Current Assets	$787,747	$1,997,913
Current Liabilities	$695,872	$1,455,792
Working Capital	$88,875	$542,121

Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash provided (used in) operating activities	$(518,125)	$41,606

Net cash used in investing activities	$-	$-

Net cash provided by financing activities	$3,980	$14,676

Net increase (decrease) in cash	$(514,145)	$56,282

As of September 30, 2019, our total assets and liabilities were $787,747 and $695,872 compared to $1,997,913 and $1,455,792 as at December 31, 2018. Increase in cash used in operating activities for the nine months ended September 30, 2019 is due to net loss and decrease in accounts receivable.

As of September 30, 2019, we had working capital of $88,875 compared with working capital of $542,121 as of December 31, 2018. The decrease in our working capital is primarily due to much lower cash and accounts receivable.

Cashflow from Operating Activities

During the nine months ended September 30, 2019, we used cash for operating activities of $518,125 compared to $41,606 provided by operating activities during the nine months ended September 30, 2018. This increase in cash used in operating expenses is primarily due to net loss and decrease in accounts payable.

Cashflow from Investing Activities

During the nine months ended September 30, 2019, and 2018, we did not have any cash flow from investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2019 and 2018, we received $3,980 and $14,676 from related party loans, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,627 and $520,772 of cash as of September 30, 2019 and December 31, 2018, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 each account. At September 30, 2019, and December 31, 2018, the Company’s bank deposits individually did not exceed the insured amounts.

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

_________

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: November 13, 2019	By:	/s/ Chris Hong
Chris Hong
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Frank Tseng
Frank Tseng
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

