Form 10-K
period 2019-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-05-15
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019 was $11,800,000 based on a $2.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

75,135,000 common shares as of December 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This Annual Report on Form 10-Q (this "Report") contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time-to-time, forward-looking statements also are included in our other periodic reports on Form 10-Q, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

On May 5, 2014, Marek Tomaszewski, our then sole officer, director, and majority shareholder, entered into an agreement to sell 8,000,000 shares of our common stock, representing 77% of our outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"), which resulted in a change of control of our Company effective July 14, 2014. As a result of the transaction, Success Holding became our majority shareholder and we became its majority-controlled subsidiary.

Effective July 14, 2014, Marek Tomaszewski, resigned as our sole director and officer of our company. Concurrently with Mr. Tomaszewski’s resignation, Steve Chen was appointed as our Chief Executive Officer and as a director of our Board of Directors, and Brian Kistler was appointed as our President, Secretary, Treasurer and Chief Financial Officer, and as a member of our Board of Directors.

Effective on July 15, 2014 we entered into a release and waiver of debt agreement with Marek Tomaszewski, our then outgoing President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer, pursuant to which Mr. Tomaszewski agreed to waive and release the debt due and owing to him by our company in the aggregate amount of $5,100.

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

From August 17 to August 22, 2018, we issued 64,640,000 shares of common stock to several parties (see S-1 Registration Statement) for cash proceeds of $64,640 at $.001 par value per share.

In 2019, the Company issued 135,000 shares for stock based compensation valued $197,500.

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

Competition

The film production industry in China is intensely competitive. We intend to compete with numerous individuals and companies of varying size, including many major production companies and multimedia conglomerates, which have substantially greater creative, technical, financial and operational resources and staffs. Accordingly, we will face a high degree of competition for access to skilled personnel, distribution channels, financing and market share.

Compliance with Government Regulation

The following summary discusses all regulations that materially affect the business of our Company.

Regulation Affecting the Production of Films in China

The principal regulation governing foreign ownership of our business in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the “Catalogue”). Investment activities in the PRC by foreign investors are principally governed by the Catalogue, which was promulgated and is amended from time-to-time by the Ministry of Commerce and the National Development and Reform Commission (“NDRC”). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category and open to foreign investment, unless specifically restricted by other PRC regulation(s). Currently, the production of “broadcasting and TV programs and film-making” falls into the restricted category and is limited to contractual joint ventures. Accordingly, we are required to enter into a joint venture with a Chinese partner in order to produce film and video content in China.

Regulations Affecting Distribution of Digital Media Content in China

Restrictions on the Publication of Content on Servers located in China.

In February 2016, China’s State Administration of Press, Publication, Radio, Film and Television (SARFT) and the Ministry of Industry and Information Technology (MIIT), announced new regulations which serve to aggregate several existing policies to ease the enforcement of rules governing online publishing. Entitled, Administrative Regulations for Online Publishing Services (“Online Publishing Regulations”), the regulations prohibit companies with foreign ownership of any kind, including foreign joint ventures, from engaging in online publishing from servers located in China, though they allow foreign-invested firms to cooperate with Chinese companies on individual projects, as long as they obtain prior permission from authorities. The rules took effect on March 10, 2016 and requires all involved in online publishing to receive a permit to do so.

Publication of Content on Servers Located Outside of China

The Online Publishing Regulations apply broadly to any “online publishing services provided within the borders of the PRC.” (Art. 2.) This presumably continues the approach to jurisdictional nexus of existing internet regulation in China: if active content resides on or is provided through servers located within the PRC, the jurisdictional nexus is satisfied, and the law applies. If the provider maintains its servers outside of China, the law does not apply. However, as a practical matter, SAPPRFT and MIIT oversee online content published into China from offshore, and may use other means to interrupt what they deem as unsuitable content., as Chinese authorities frequently impose censorship policies through the use of firewalls by degrading or interrupting access to content served from offshore servers into China.

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

Research and Development

We did not incur any research or development expenditures over the last two (2) fiscal years.

Intellectual Property

We do currently have any intellectual property related to the Automated Mobile Robot currently under construction

Employees

Our management consists of Mr. Steve Chen, our Chairman of the Board of Directors; Mr. William Robinson, our Chief Executive Officer; Frank Tseng, our Chief Financial Officer; Tony Chang, our Chief Operations Officer; and Mr. Brian Kistler, our President. They currently provide their services as independent contractors to our Company, on a non-exclusive basis and without compensation. We currently have no full time or part-time employees. We anticipate that our personnel requirements will increase as we increase our film development activities and commence production of our first film. Because of the cyclical and intermittent nature of film development and production, we intend to engage the services of independent contractors on an as needed basis.

Real Property

Our executive, administrative and operating offices are located at 215 North Jefferson St. Ossian, Indiana 46777. We pay $300 per month for shared use of the space. The lease is currently on a month-to-month basis. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

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

For the year ended December 31, 219, we have incurred aggregate net losses of $1,450,338. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully begin or complete production of any films, the demand for our productions, and the level of competition and general economic conditions.

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

RISKS RELATED TO ONLINE MOVIE INDUSTRY

Our future growth depends on the increased acceptance of the Internet as an effective viewing platform for movies and the increased Internet penetration among the general population in China .

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

Failure to enhance our brand recognition could have a material adverse effect on our results of operations and growth prospects .

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

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations .

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

Problems with China’s Internet infrastructure or with our third-party data center hosting facilities could impair the delivery of our services and harm our business .

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

Copyright infringement and other intellectual property claims against us may adversely affect our business .

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

Our funds are held in banks that provide insurance limited to 500,000 RMB or $76,000 USD per depositor, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

On May 1, 2015, China introduced the Deposit Insurance Regulations. China began insuring deposits denominated in RMB and foreign currencies with the maximum payout amount per depositor at RMB 500,000 or $76,000 USD. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, and to the extent we hold more than the maximum amount covered, we will not (1) have access to our funds on deposit and (2) our bank insurance coverage will not cover more than RMB 500,000 or $76,000 USD and we will realize a loss. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash and the limited amount being covered by banks will impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we will be unable to continue in business.

A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or the Coronavirus/COVID-19 in the PRC could adversely affect our operations. (see our disclosure under Special Risk Factor due to the Novel Coronavirus (COVID-19) below)

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where all of our sales occur, will have a negative effect on our operations. . Such an outbreak will have an impact on our operations as a result of:

•	quarantines or closures of our facilities, which will severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Special Risk Factor due to the Novel Coronavirus (COVID-19)

During late 2019, a virus now known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the WHO (World Health Organization) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. Our Company and all of our operations are located in China. During the first quarter of 2020, China had placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province. During this period, the Company’s employees and staff worked from home as advised by the government. The negative effect of COVID-19 on our operations are no longer hypothetical scenarios and during the quarantine period in early 2020, our sales declined as a result.

As of the date of this Form 10-K filing, China has slowly begun to relax some quarantine measures and allowed some businesses to operate again. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

Due to the quarantine order, we had difficulties with coordinating employees and staff for our 2019 annual audit and therefore compelled to file for a special extended 45 day period to file our 2019 annual report on Form 10-K with the U.S Securities and Exchange Commission via Form 8-K on March 23, 2020.

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

We are presently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. In 2019, our board of directors did authorize an additional issuance of 135,000 shares, which has brought the Company’s total of outstanding shares to 75,135,000. The issuance of such shares will likely result in a reduction of the book value and market price of the original outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company. With that, the Company would have to modify their existing limit on authorized shares, which they may do in the future.

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

As of December 31, 2019, our executive officers and directors beneficially owned an aggregate of approximately 66.81% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
December 31, 2019	$3.00	$3.00
June 30, 2019	$2.50	$2.50
March 31, 2019	$5.00	$5.00
December 31, 2018	$5.00	$5.00
September 30, 2018	$5.00	$5.00
June 30, 2018	$5.00	$5.00
March 30, 2018	$5.00	$5.00
December 31, 2017	$5.00	$5.00

_______

* No trades occurred during this period.

Our shares are issued in registered form. VSTOCK Transfer LLC, 18 Lafayette Place, Woodmere, New York, 11598 (Main 212.828.8436, Direct to Young Kim, young@vstocktransfer.com) is the registrar and transfer agent for our common shares.

On December 31, 2019, the shareholders’ list showed 163 registered shareholders with 75,135,000 common shares outstanding.

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

Convertible Securities

As of December 31, 2019, we had $175,917 convertible notes.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of December 31, 2019, we did not have any Unregistered Securities outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of our shares of common stock or other securities for the fiscal year ended December 31, 2019.

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

Results of Operations for the Years Ended December 31, 2019 and 2018.

Our operating results for the years for the Years Ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Revenue	$233,249	$1,677,975
Operating expenses (general and administrative)	$1,677,002	$691,027
Net Income (Loss) from Operation before Taxes	$(1,561,239)	$768,948
Net Income (Loss)	$(1,450,338)	$647,177

Operating Revenues

Operating revenue for the year ended December 31, 2019 was $233,249 compared with $1,677,975 for the year ended December 31, 2018.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2019 were $1,677,002 compared with $691,027 for the year ended December 31, 2018. The increase in operating expense was primarily attributed to an increase in business activities, and management initiatives to grow the business and expand the shareholder base. Our expenses consisted entirely of general and administrative expenses, which included professional fees (legal, accounting, audit), annual and incidental corporate filing fees, filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet) and incidental office expenses (mail, courier, etc.).

Our net loss for the year ended December 31, 2019 was $1,450,338 compared with net income of $647,177 for the year ended December 31, 2018.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2019	2018

Cash	$26,962	520,772
Accounts receivable	-	1,187,153
Prepayment	1,436	-
Other receivables-related party	10,800	138,230
Advance to director	-	151,759
Other current assets	7,060	-
Total Current Assets	$46,258	$1,997,913
Accounts payable-related party	38,574	976,861
Accrued expenses	271,086	129,383
Other payables	6,699	5,145
Notes payable-related party	79,468	79,468
Loan payable-related party	170,475	143,325
Convertible notes	175,917	-
Income tax payable	10,681	121,609
Total Current Liabilities	$752,900	$1,455,792
Working Capital (deficit)	$(706,642)	$542,121

Cash Flows

	Year Ended
	December 31,	December 31,
	2019	2018
Net Cash provided by (used in) Operating Activities	$(692,460)	$456,322
Cash provided by Financing Activities	198,650	9,656
Net Increase (Decrease) in Cash and Equivalents	(493,810)	466,030
Cash and Equivalents at end of the period	$26,962	$520,772

As at December 31, 2019, our cash balance and total assets were $26,962 and $46,258, respectively, compared to $520,772 and $1,997,913 as at December 31, 2018. The decrease was due to net loss in 2019.

As at December 31, 2019, we had total liabilities of $752,900 compared with total liabilities of $1,455,792 as at December 31, 2018.

As at December 31, 2019, we had a working capital deficit of $706,642 compared with a working capital of $542,121 as at December 31, 2018. The increase in our working capital deficit was due to our decreased total current assets, primarily from decrease in account receivable.

Cash flow from Operating Activities

During the year ended December 31, 2019, we used $692,460 of cash for operating activities compared to cash inflow of $456,322 for operating activities during the year ended December 31, 2018. The increase in cash used for operating activities was mainly due to net loss and decrease in account receivable in 2019.

Cash flow from Investing Activities

During the years ended December 31, 2019 and 2018, we did not have any cash transactions related to investing activities.

Cash flow from Financing Activities

During the year ended December 31, 2019, we received $198,650 of cash from financing activities compared to $9,656 for the year ended December 31, 2018. The increase in cash provided by financing activities is due to issuance of convertible notes payable, and some related party loans.

Cash Requirements

Over the next twelve (12) months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur significant expenses in operating the business over the next twelve (12) months, but cannot estimate accurately at this time the expenses.

In the event that we are unable to raise sufficient funds to implement our growth strategy, we intend to scale back our business plan commensurate with the financing available to us. In that regard, we estimate that we will require approximately $75,000 to maintain our basic business operations, which includes fulfilling our public reporting obligations, and continuing to seek opportunities to produce or to participate in the production of an internet movie. Further, we estimate that development and production costs for an internet movie production could vary, depending on the complexity of the project undertaken, the marquee value of key talent, the duration of the film, and the cost of the chosen location. We intend to tailor our production values to the budget available to us.

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

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve (12) months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three (3) months or less to be cash equivalents. The Company had $26,962 and $520,772 of cash as of December 31, 2019 and 2018, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2019 and 2018, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2019 and 2018.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As at December 31, 2018 and 2019, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Earnings (Loss)

Per Share Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The potential dilution associated with convertible notes was excluded from the calculation for the years ended December 31, 2019 as it will create an anti-dilutive effect. The basic and diluted earnings (loss) per share for the years ended December 31, 2019 and 2018 as follows:

	For the Years Ended
	December 31,
	2019	2018
Numerator
Net income (loss)	$(1,450,338)	$647,177
Denominator
Weighted average common shares outstanding – basic	75,070,205	75,000,000
Dilution associated with convertible notes	-	-
Weighted average common shares outstanding – diluted	75,070,205	75,000,000

Earnings (Loss) per share	$(0.02)	$0.01

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Success Entertainment Group International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Success Entertainment Group International, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Oakland Gardens, New York
May 14, 2020

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets

Current assets
Cash	$26,962	$520,772
Accounts receivable, net	-	436,153
Accounts receivable, net - related party	-	751,000
Prepayments	1,436	-
Other receivables - related party	10,800	138,230
Advance to director	-	151,759
Other current assets	7,060	-
Total Current Assets	46,258	1,997,913

Total Assets	$46,258	$1,997,913

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable – related party	$38,574	$976,861
Accrued expenses	271,086	129,383
Other payables	6,699	5,145
Notes payable – related party	79,468	79,468
Loan payable – related party	170,475	143,325
Convertible notes	175,917	-
Income tax payable	10,681	121,609
Total Current Liabilities	752,900	1,455,792

Total Liabilities	752,900	1,455,792

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,135,000 and 75,000,000 shares issued and outstanding	75,135	75,000
Additional paid in capital	223,705	26,340
Retained earnings	(1,008,098)	442,240
Accumulated other comprehensive income (loss)	2,616	(1,459)
Total stockholders' equity (deficit)	(706,642)	542,121
Total liabilities and stockholders' equity (deficit)	$46,258	$1,997,913

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31
	2019	2018

Revenues	$233,249	$1,677,975
Cost of Revenues	117,486	218,000
Gross Profit	115,763	1,459,975

Operating Expenses
General and administrative	1,677,002	691,027

Net Income (Loss) from Operation before Taxes	(1,561,239)	768,948

Provision for Income Taxes	(110,901)	121,771

Net Income (Loss)	$(1,450,338)	647,177

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,075	(1,459)

Comprehensive Income (Loss)	$(1,446,263)	$645,718

Earnings (Loss) per Common Share-Basic and Diluted	$(0.02)	$0.01

Weighted Average Number of Common
Shares Outstanding Basic and diluted	75,070,205	75,000,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2017	75,000,000	$75,000	$26,340	$(204,937)	$-	$(103,597)

Net income for the year ended December 31, 2018	-	-	-	647,177	-	647,177

Foreign currency translation adjustment	-	-	-	-	(1,459)	(1,459)

Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	(1,459)	$542,121

Shares issued for compensation	135,000	135	197,365	-		197,500

Net loss for the year ended December 31, 2019	-	-	-	(1,450,338)		(1,450,338)

Foreign currency translation adjustment	-	-	-	-	4,075	4.075

Balance, December 31, 2019	75,135,000	$75,135	$223,705	$(1,008,098)	2,616	$(706,642)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2019	2018
Operating Activities
Net income (loss) of the period	$(1,450,338)	$647,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency translation adjustment	4,075	(1,459)
Bad Debts	703,491	33,000
Stock based compensation	197,500	-
Amortization on discount of convertible notes	4,417	-
Change in assets and liabilities:
Accounts receivable (increase) decrease	1,143,728	(1,097,153)
Prepayments (increase) decrease	(1,436)	-
Other receivables (increase) decrease	(132,513)	(138,280)
Advance to director (increase) decrease	(248,365)	(115,361)
Other current assets (increase) decrease	(7,060)	-
Accounts payable increase (decrease)	(938,287)	936,861
Accrued expenses increase (decrease)	141,703	67,280
Other payables increase (decrease)	1,554	2,648
Income tax payables increase (decrease)	(110,928)	121,609
Net cash provided by (used in) operating activities	(692,460)	456,322

Financing Activities
Loans from related parties	27,150	9,656
Proceeds from issuance of convertible notes	171,500	-
Net cash provided by financing activities	198,650	9,656

Net increase (decrease) in cash and equivalents	(493,810)	466,030

Cash and equivalents at beginning of the period	520,772	54,742
Cash and equivalents at end of the period	$26,962	$520,772

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Translation Adjustment

For the year ended December 31, 2019, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the year ended December 31, 2019 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $26,962 and $520,772 of cash as of December 31, 2019 and 2018, respectively.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2019, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the years ended December 31, 2019 and 2018.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of December 31, 2019 and 2018, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the year ended December 31, 2019, The potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect..

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 3 – OTHER RECEIVABLES – RELATED PARTY

As of December 31, 2019, the Company has other receivables of $10,800 from Success Holdings Group Corp. USA.

NOTE 4 – ACCOUNTS PAYABLE – RELATED PARTY

As of December 31, 2019, the Company has accounts payable of $31,574, to Shanghai Kun-Xin Media Limited under common control with the Company.

As of December 31, 2019, the Company has accounts payable of $7,000 to Steve Andrew Chen who is the Company’s Chairman of the Board of Directors.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2019 is $145,425.

Steve Andrew Chen, the Company’s Chairman of the Board of Directors, paid certain operating costs on our behalf. The total amount owed as at December 31, 2019 is $25,050.

The loans are unsecured, non-interest bearing and due on demand.

NOTE 7 – CONVERTIBLE NOTES

On October 22, 2019, the Company completed execution of a Securities Purchase Agreement, dated as of September 5, 2019 under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on September 5, 2020. The Note is convertible into shares of common stock at any time on or after the 180th calendar day after the issue date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion.

On November 15, 2019, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on July 31, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion.

On November 22, 2019, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $40,500 for purchase price of $36,500. The Note will mature on November 22, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) 50% multiplied by the lowest “Trading Price” (defined below) (representing a discount rate of 50% during the prior date of his Note or (ii) the Variable Conversion Price (defined below) (subject to equitable adjustment as further described herein). The “Variable Conversion Price” meaning, 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%). “Market Price” means, for any security as of any date, the lowest traded price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”)as reported by a reliable reporting service (“Reporting Service”) designated by Crown Bridge Partners (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foreign manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes.

The discount on for these convertible notes is amortized over the term of the notes. For the year ended December 31, 2019, amortization for discount on these convertible notes is $4,417.

NOTE 8 – COMMON STOCK

In 2019, the Company issued 135,000 shares for stock based compensation valued $197,500.

There were 75,135,000 and 75,000,000 shares of common stock issued and outstanding as of December 31, 2019 and 2018.

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

Legal

We were not subject to any legal proceedings on December 31, 2019 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 10 – INCOME TAXES

The has cumulative net operating tax loss carryover (the “NOL”) of $730,185 on December 31, 2018, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The provision for Federal income tax consists of the following:

	For the Years Ended December 31,
	2019	2018
Federal income tax benefit attributable to:
Current operations	$124,717	$70,860
Less: valuation allowance	(124,717)	(70,860)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% in 2019 and 2018 of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets attributable to:
Net operating loss carryover	$264,456	$139,739
Less: valuation Allowance	(264,456)	(139,739)
Net deferred tax assets	$-	$-

Significant components of income tax expense (benefit) consisted of the following

	For the Years Ended December 31,
	2019	2018
Current:
USA	$-	$-
Hong Kong	(107,980)	117,535
PRC	(2,921)	4,236
Total Current	$(110,901)	$121,771
Deferred:
USA	$-	$-
Hong Kong	-	-
PRC	-	-
Total Deferred	$-	$-

Reconciliation of Effective Income Tax Rate is as follows

	For the Years Ended December 31,
	2019	2018

Statutory U.S. tax rate	21%	21%
Less: valuation allowance	(21)%	(21)%
Effect of Hong Kong statutory tax rate	7%	15%
Effect of PRC statutory tax rate	0%	1%
Income taxes	7%	16%

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

As of December 31, 2019, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	Chairman of the Board of Directors and former Chief Executive Officer.	53	July 14, 2014 (resigned as Chief Executive Officer December 2, 2014)

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	President,	64	July 14, 2014 (resigned as Chief Financial Officer and Treasurer on July 14, 2017)

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	Chief Executive Officer and Director	62	July 14, 2014 (as director) December 2, 2014 (as Chief Executive Officer)

Frank Tseng 215 North Jefferson St. Ossian, Indiana 46777	Chief Financial Officer, Treasurer	63	July 14, 2017

Tony Chang 215 North Jefferson St. Ossian, Indiana 46777	Chief Operating Officer	45	January 15, 2018

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

Tony (Shi-Hao) Chang : From 2010 to 2012, Mr. Chang served as the Vice President of Guangdong Precious Metal Trading Center in 2012 where he was responsible for negotiating pricing and contracts with dealers and arranging for transportation o f the metals subject to those transactions. Since 2013, when he joined the Company, he has coordinate d various activities related to marketing and manages relationships with potential Chinese investors. Mr. Chang resides in China and is the focal point of our Chinese operations. Mr. Chang graduated from Taipei University where he received a bachelor’s degree in Management in 2001.

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

On January 15, 2018, the Company entered into an Employment Agreement with Tony Chang to serve as our Chief Operating Officer and perform such duties as the board of directors may assign to him. The agreement extends for a term of one year , subject to early termination by either party, in the case of the Company, only for death, disability or cause, which includes the conviction of Mr. C hang of a crime or his failure to perform his duties under the agreement, as determined by the board of directors. In the case of any termination of Mr. Chang other than for cause, he shall be entitled to receive the entire compensation due to him under the Agreement. Mr. C h an g receives compensation equal to RMB45,000 per month plus an additional RMB4,000 for expenses incurred with maintaining an office. The agreement does not provide for an exclusive employment with the Company. Mr. Chang is required to devote only such time and attention to the affairs of the Company as are necessary to fulfill his obligations to the Company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Nomination Process

As of December 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2019 or the fiscal year ended December 31, 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Kistler	2019	$24,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President	2018	$24,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Hong	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Frank Tseng	2019	$142,648	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer	2018	$100,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tony Chang,	2019	$104,258	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer	2018	$88,000

___________

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2019 we did not grant any stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (3)		Percentage of Class (1)

Steve Andrew Chen 215 North Jefferson St. Ossian, Indiana 46777	37,400,000 Common Shares	(2)	49.87%

Brian Kistler 215 North Jefferson St. Ossian, Indiana 46777	Nil		0%

Chris (Chi Jui) Hong 215 North Jefferson St. Ossian, Indiana 46777	7,995,000 Common Shares	(2)	10.66%

Frank Tseng 215 North Jefferson St. Ossian, Indiana 46777	Nil		0%

Tony Chang 215 North Jefferson St. Ossian, Indiana 46777	4,712,000 Common Shares		6.28%

Directors and Executive Officers as a Group	50,107,000 Common Shares		66.69%

Principal Stockholders

WEN-CHI HUANG	6,980,000	9.29%

KWANG-MEI KAO#	7,200,000	9.58%

HUEI-CHUAN KUO#	7,200,000	9.58%

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

	(3)	Brian Kistler is the Company’s President and Director.
	(4)	Frank Tseng is the Company’s Chief Financial Officer.
	(5)	Tony Chang is the Company’s Chief Operating Officer.

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

Related Party Transactions

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2019 is $145,425.

Steve Andrew Chen, the Company’s Chairman of the Board of Directors, paid certain operating costs on our behalf. The total amount owed as at December 31, 2019 is $25,050.

The loans are unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019	December 31, 2018

Audit Fees	$32,000	$32,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$32,000	$32,000

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: 5-14-2020	/s/ Chi Jui Hong through 4-2-2020
Chi Jui Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: 5-14-2020	/s/ Frank Tseng through 4-2-2020
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chi Jui Hong through 4-2-2020
Chi Jui Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: 5-14-2020	/s/ Frank Tseng through 4-2-2020
Frank Tseng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: 5-14-2020	/s/ Steve Andrew Chen
Steve Andrew Chen
Chairman of the Board of Directors

