Form 10-K/A
period 2019-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-06-29
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 South Boulder Ave., Suite 600 Tulsa, OK	74119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 490-9990

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on June 25, 2020, is to furnish an update to provide certain updates to that report.  First, Part IV of the Document “Item 16. Exhibits, Financial Statement Schedules” has been updated with Exhibits reflective of the documents associated with the material agreements and announcement we have made up to date.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Convertible Securities

As of December 31, 2019, we had a total $190,000.00 of convertible debt outstanding included by reference in exhibits 10.3, 10.4 and 10.5.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We sold 135,000 of common stock to various shareholders in December 2019. This stock issuance was discussed in previous 10-Q dated September 30, 2019 and 8-K Filing dated October 22, November 15 and 22, 2019 and April 30 and May 11, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019. Some affiliates of the Company were involved in the stock issuance in December 2019, and this was addressed in previous 10-Q dated September 30, 2019 and 8-K Filing dated October 22, November 15 and 22, 2019 and April 30 and May 11, 2020.

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

Results of Operations for the Years Ended December 31, 2019 and 2018.

Our operating results for the years for the Years Ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Revenue	$233,249	$1,677,975
Operating expenses (general and administrative)	$1,684,622	$691,027
Net Income (Loss) from Operation before Taxes	$(1,568,859)	$768,948
Net Income (Loss)	$(1,457,958)	$647,177

Operating Revenues

Operating revenue for the year ended December 31, 2019 was $233,249 compared with $1,677,975 for the year ended December 31, 2018.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2019 were $1,684,622 compared with $691,027 for the year ended December 31, 2018. The increase in operating expense was primarily attributed to an increase in business activities, and management initiatives to grow the business and expand the shareholder base. Our expenses consisted entirely of general and administrative expenses, which included professional fees (legal, accounting, audit), annual and incidental corporate filing fees, filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet) and incidental office expenses (mail, courier, etc.).

Our net loss for the year ended December 31, 2019 was $1,457,958 compared with net income of $647,177 for the year ended December 31, 2018.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2019	2018

Cash	$26,962	520,772
Total Current Assets	$46,258	$1,997,913
Accrued expenses	270,124	129,383
Loan-related Party	2,150	9,656
Notes payable-related party	79,468	79,468
Loan payable-related party	170,475	143,325
Total Current Liabilities	$709,021	$1,455,792
Working Capital (deficit)	$(115,763)	$1,459,975

Cash Flows

	Year Ended
	December 31,	December 31,
	2019	2018
Net Cash provided by (used in) Operating Activities	$(692,460)	$456,322
Cash provided by Financing Activities	198,650	9,656
Net Increase (Decrease) in Cash and Equivalents	(493,810)	466,030
Cash and Equivalents at end of the period	$26,962	$520,772

As at December 31, 2019, our cash balance and total assets were $26,962 and $46,258, respectively, compared to $520,772 and $1,997,913 as at December 31, 2018. The decrease was due to case provided by financing activities.

As at December 31, 2019, we had total liabilities of $709,021 compared with total liabilities of $1,455,792 as at December 31, 2018.

As at December 31, 2019, we had a working capital deficit of $115,763 compared with a working capital of $1,459,975 as of December 31, 2018. The decrease in our working capital deficit was due to our increased total current assets, primarily from financing and operating activities, which offset increased expenses and related party loans.

Cash flow from Operating Activities

During the year ended December 31, 2019, we used $692,460 of cash for operating activities compared to cash inflow of $456,322 for operating activities during the year ended December 31, 2018. The increase in cash used for operating activities was due to the application of cash toward accounts receivable, advances to director, and an increase in both accounts payable and accrued expenses.

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

In the event that we are unable to raise sufficient funds to implement our growth strategy, we intend to scale back our business plan commensurate with the financing available to us. In that regard, we estimate that we will require approximately $4,500,000 to meet our new business plan represented in the subsequent events and to maintain our basic business operations, which includes fulfilling our public reporting obligations, and continuing to seek opportunities to produce or to participate in the production of an internet movie. Further, we estimate that development and production costs for an internet movie production could vary, depending on the complexity of the project undertaken, the marquee value of key talent, the duration of the film, and the cost of the chosen location. We intend to tailor our production values to the budget available to us.

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

Going Concern

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $662,763 as of December 31, 2019 that includes loss of $542,121 for the year ended December 31, 2017. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

	For the Years Ended
	December 31,
	2019	2018
Numerator
Net income (loss)	$(1,457,958)	$647,177
Denominator
Weighted average common shares outstanding – basic	75,070,205	75,000,000
Dilution associated with convertible notes	-	-
Weighted average common shares outstanding – diluted	75,070,205	75,000,000

Earnings (Loss) per share	$(0.02)	$0.01

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Success Entertainment Group International, Inc.

We have audited the accompanying balance sheets of Success Entertainment Group International, Inc. as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019. Success Entertainment Group International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Entertainment Group International, Inc. as of December 31, 2019 and 2018, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $662,763 as of December 31, 2019 that includes loss of $1,015,719 for the year ended December 31, 2018 . The Company is still in development stage of its business and has not created sufficient revenue to cover any operating losses it may incur. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets

Current assets
Cash	$26,962	$520,772
Other current assets	7,060	-
Total Current Assets	46,258	1,997,913

Total Assets	$46,258	$1,997,913

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	270,124	129,383
Income tax payable	170,475	143,325
Total Current Liabilities	709,021	1,455,792

Total Liabilities	752,900	1,455,792

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,135,000 and 75,000,000 shares issued and outstanding	75,135	75,000
Additional paid in capital	275,205	26,340
Retained earnings	(1,015,719)	442,240
Accumulated other comprehensive income (loss)	2,616	(1,459
Total stockholders' equity (deficit)	(662,763)	542,121
Total liabilities and stockholders' equity (deficit)	$46,258	$1,997,913

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31
	2019	2018

Revenues	$233,249	$1,677,975
Operating Expenses
General and administrative	1,684,622	691,027

Net Income (Loss) from Operation before Taxes	(1,568,859)	768,948

Provision for Income Taxes	(110,901)	121,771

Net Income (Loss)	$(1,457,958)	647,177

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,075	(1,459

Comprehensive Income (Loss)	$(1,453,883)	$645,718
		)
Earnings (Loss) per Common Share-Basic and Diluted	$(0.02)	$0.01

Weighted Average Number of Common
Shares Outstanding Basic and diluted	75,070,205	75,000,000

See Notes to Financial Statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	75,000,000	$75,000	$26,340	$-	$(103,597)

Net loss for the year ended December 31, 2018	-	-	-	-	(647,177)

Balance, December 31, 2018	75,000,000	$75,000	$26,340	$(1,459)	$(542,121)

Shares issued for Proceeds	135,000	135	197,365	-	197,500

Foreign currency translation Adjustment				4,075	4,075
Net loss for the year ended December 31, 2019	-	-	-	-	(1,457,958)

Balance, December 31, 2019	75,135,000	$75,135	$275,205	$2,616	$(662,763)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2019	2018
Operating Activities
Net income (loss) of the period	$(1,457,958)	$(647,177)
Accounts receivable (increase) decrease	1,143,727	1,097,153
Advance to director (increase) decrease	(248,365)	(115,361)
Other current assets (increase) decrease	(7,060)	-
Accounts payable increase (decrease)	(938,287)	936,861
Accrued expenses increase (decrease)	140,741	67,280
Other payables increase (decrease)	1,554	2,648
Income tax payables increase (decrease)	(110,928)	(121,609)
Net cash provided by (used in) operating activities	(692,460)	456,322

Financing Activities
Loans from related parties	27,150	9,656
Proceeds from issuance of convertible notes	171,500	-
Net cash provided by financing activities	198,650	9,656

Net increase (decrease) in cash and equivalents	(493,810)	466,030

Cash and equivalents at beginning of the period	520,772	54,742
Cash and equivalents at end of the period	$26,962	$520,772

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On May 30, 2018, Success Events (Hong Kong) Limited acquire 100% shares of Success Win (Shanghai) Co., Ltd.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception (January 30, 2013) resulting in an accumulated deficit of $1,453,883 as of December 31, 2019 that includes loss of $1,457,958 for the year ended December 31, 2019. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are n

Revenue Recognition

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

	For the Years Ended
	December 31,
	2019	2018
Numerator
Net loss	$(1,457,958)	$(647,177)
Denominator
Weighted average common shares outstanding – basic	75,070,205	10,360,000
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	75,070,205	75,000,000

Loss per share	$(0.02)	$(0.01)

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

NOTE 5 – NOTES PAYABLE ---  RELATED PARTY

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at December 31, 2019 and December 31, 2018 are $170,475 and $143,325, respectively.

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

There were 75,135,000 and 75,000,000 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

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

Legal

We were not subject to any legal proceedings on December 31, 2019 and 2018 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

NOTE 9 – INCOME TAXES

The has cumulative net operating tax loss carryover (the “NOL”) of $204,937 on December 31, 2017, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The provision for Federal income tax consists of the following:

	For the Years Ended December 31,
	2019	2018
Federal income tax benefit attributable to:
Current operations	$10,681	$121,609
Less: valuation Allowance	(8,215)	(20,860)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31	December 31
	2019	2018
Deferred tax assets attributable to:
Net operating loss carryover	$1,457,958	$647,177
Less: valuation Allowance	(8,679)	(61,463)
Net deferred tax assets	$-	$-

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

Brian Kistler. Mr. Kistler has extensive work history of over twenty five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.   Mr. Kistler is an active Arbitrator with the Financial Industry Regulatory Authority (FINRA) for the State of Indiana.

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

	Year Ended
	December 31, 2019	December 31, 2018

Audit Fees	$32,000	$32,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$32,500	$20,000

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

PART IV

Item 15 . Subsequent Events

On April 3, 2020 the Company acquired Renavotio Infratech, Inc (RII) by way of a Securities Exchange Agreement according to the following terms:

1.1 The Acquisition . Upon the terms and subject to the conditions hereof, at the Closing (as hereinafter defined) the parties shall do the following:

(a) The Shareholders will sell, convey, assign, transfer to Pubco certificates representing the RII Shares (a private company) held by the Shareholders, which in the aggregate shall constitute 100% of the issued and outstanding equity interests of RII, accompanied by properly executed and authenticated stock powers or instrument of like tenor.

(b) In exchange for the RII Shares, Pubco shall issue to the Shareholders on a pro rata basis the following shares of Pubco Series A preferred stock (collectively, the “Issuable Shares”): (i) an aggregate of Twenty Million (20,000,000) new and duly issued, fully paid and non-assessable shares of Pubco Series A Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”) described in the Series A Certificate of Designation, annexed hereto as Exhibit A, convertible into Pubco common stock (“Pubco Common Stock”). The Issuable Shares shall be convertible in the aggregate into a number of shares of Pubco Common Stock representing approximately 51% of the shares of Pubco Common Stock outstanding on a fully diluted basis immediately prior to conversion, subject to adjustment as described in the Series A Certificate of Designation. The only shares to be returned to treasury will be 30,000,000 owned by Success Holding Group, USA (SHGR) and 45,135,000 shares shall remain issued and outstanding as prior to closing Pubco will issue an additional 6,000,000 (Six Million) Common shares, when requested to the person(s) of choice as directed by Chi Jui (Chris) Hong, current Pubco Chief Executive Officer.

Upon closing the Board of Directors of Pubco and RII shall be as further described in Schedule 6.6(a) to the Stock Exchange Agreement attached herein as Exhibit 10.6.

1.2 Closing Date . The closing of the Acquisition (the “ Closing ”) shall take place no later than April 30, 2020 or as soon as practicable after the satisfaction or waiver of the conditions to Closing set forth in Article 7, or on such other date as may be mutually agreed upon by the parties. Such date is referred to herein as the “ Closing Date .”

1.3 Surrender and Exchange of Certificates.

(a) At the Closing, (i) Pubco shall deliver to Sam Daniel, Esq., who shall act as exchange agent for the benefit of the Shareholders (the “ Exchange Agent”), certificates representing the Issuable Shares, (“ Issuable Securities ”) registered in the names of the Shareholders and for the number and kind of Issuable Securities set forth on Schedule 1.3(a)(i) hereto and (ii) each Shareholder shall deliver to the Exchange Agent certificates representing the RII Equity Interests owned by such Shareholders as set forth on Schedule 1.3(a)(i) , accompanied by properly executed and authenticated stock powers or instrument of like tenor. Pubco shall also cancel and deliver all Preferred Shares outstanding.

1.4 Taking of Necessary Action; Further Action . If, at any time after the Closing, any further action is necessary or desirable to carry out the purposes of this Agreement, the Shareholders, RII, and/or Pubco (as applicable) shall take all such lawful and necessary action.

1.5 The existing board of directors and officers wi ll resign and the new board and officers are as follows: William Robinson Chairman/CEO/Secret a ry/Treasure r, Steve Andrew Chen and Brian Kistler will be appointed to the board.

Item 16. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Form	Incorporated Exhibit Number
(3)	Articles of Incorporation and Bylaws		3
3.1	Articles of Incorporation of the Registrant (1)		3.1
3.2	Bylaws of the Registrant (1)		3.2
(10)	Sales Agreement (1)		(10)
10.1	Lease Agreement dated March 20, 2013 (1)		10.1
10.2	Amended and Restated Lease Agreement dated June 26, 2013 (2)	8-K	10.2
10.3	8K Filed October 22, 2019	8-K
10.4	8K Filed November 15, 2019	8-K
10.5	8K File November 22, 2019	8-K
10.6	Written Consent of SEGN Board of Directors in Lieu of Director Meeting - April 3, 2020	8-K	10.1
10.7	SEGN completed May 4, 2020 execution of a Securities Exchange Agreement and Convertible Promissory Note with Power-Up Lending Group LTD., a Virgi nia corporation (“Buyer”)	8-K	10.1/10.2
10.8	SEGN issued May 15, 2020 a press release regarding its first three (3) shipments of U.S.A. personal protective equipment (PPE) gowns, an nouncing its expected second-quarter sales and updating its fiscal 2020 annual guidance. A copy of the press rlease is attached as Exhibit 99.1 and incorporated by reference herein.	8-K	99.1
10. 9	S EGN announced May 15, 2020 a delayed filing of the Company’s 10 -Q quarterly report for the period ended March 31, 2020 due to the COVID-19 Pandemic	8-K
10. 10	SEGN completed execution May 18, 2020 of S ecurities Exchange Agreement and Convertible Promissory Note with Power Up Lending Group, LTD., a Virginia corporation (“Buyer)	8-K	10.1/10.2
10. 11	SEGN Press Release dated May 18, 2020 announcing a snapshot of its renewed business model. Renavotio Infratech (“RII”) was acquired on April 3, 2020 and in the past thirty (3) days, RII has targeted (3) key areas of great growth in infrastructure space, Medical Infrastructure, Utility Infrastructure, and Financial Infrastructure Management.	8-K	10.5
10. 12

SEGN Press Release dated June 12, 2020 Announcing with Renavotio Infratech (“RII”)(the “Buyer’) Restatement of the Acquisition, Inc, as described in the Initial LOI.  Both have agreed to convert the LOI into a Definitive LOI to acquire the anchor infrastructure companies, United Management Corp. and its subsidiaries Utility Management Company, LLC and Cross-Bo Construction, LLC.

		8-K	99.1/99.2
10.13

SEGN Press Release dated June 15, 2020 announcing with its wholly-owned subsidiary, Renavotio Infratech, (“RII”)(the “Buyer”) the business disruptions caused by the COVID-19 Pandemic have delayed somewhat the transactions comprising the Acquisition, Inc., as described in the Initial LOI; and the Parties to that Agreement with to reinstate their intention regarding consummation and timing described in the Initial Letter of Intent.

		8-K	99.1/99.2
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File		Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

(1) Incorporated by reference to the same exhibit of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2013.

(2) Incorporated by reference to the exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2013.

(3) Incorporated by Reference to the Exhibit 10.4, the Stock Exchange Agreement dated April 4, 2020

(4) Incorporated by Reference Exhibit 10.5 the 8-K Filed April 30, 2020

(5) Incorporated by Reference Exhibit 10.6 the 8-K Filed May 11, 2020

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: June 29, 2020	/s/ William Robinson
William Robinson
Chief Executive Officer and Director
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

