Form 10-Q
period 2020-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-06-29
CIK 1574910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

75,135,000 common shares issued and outstanding as of March 31, 2020.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets
Cash	$20,541	$26,962
Accounts receivable, net	$17,137	$17,860
Prepayment	$-	$1,436
Advance to Director	$-	$-
Total Current Assets	37,678	46,258

Total Assets	$37,678	$46,258

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$38,053	$38,574
Accrued expenses	$329,843	271,086
Other payables	6,730	6,699
Notes Payable – related party	79,468	79,468
Loan – related party	197,280	170,475
Total Current Liabilities	842,703	752,900

Total Liabilities	842,703	752,900

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 75,000,000 shares issued and outstanding	75,135	75,135
Common stock subscribed		-
Additional paid in capital	223,705	223,705
Accumulated deficit	(1,107,372)	(1,008,098)
Total stockholders’ equity (deficit)	(805,025)	(706,642)
Total liabilities and stockholders’ equity (deficit)	$37,678	$46,258

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2020	2019

Revenue	$-	$111,807
Cost of Revenues	-	16,000
Gross Profit	-	95,807

Operating Expenses
General and administrative	99,274	190,145

Net Income (Loss) from Operation before Taxes	(99,274)	95,375

Provision for Income Taxes	-	1,037

Net Income (Loss)	$(99,274)	$(95,375)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,135,000	75,000,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and MARCH 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	$(1,459.00)	$542,121
Capital contribution	-	-	$9,716	-	-	9,716
Net loss for the three months ended March 31, 2019	-	-	-	(95,375)	-	(95,375)
Foreign currency tranlation adjustment	-	-	-	-	966	966
Balance, March 31, 2019	75,000,000	$75,000	$36,056	$346,865	$(493)	$457,428
Balance, December 31, 2019	75,135,000	75,135	223,705	(1,008,098)	2,616	(706,642)
Net Loss for the three months ended March 31, 2020	-	-	-	(99,274)	-	(99,274)
Foreign Currency Translation Adjustment	-	-	-	-	891	891
Balance, March 31, 2020	75,135,000	$75,135	$223,705	(1,107,372)	3,507	(805,025)

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2020	2019
Operating Activities
Net income (loss) of the period	$(99,274)	$(95,375)
Accounts receivable (increase) decrease	-	979,952
Prepayment (increase) decrease	1,436	(12,450)
Advance to director (increase) decrease	-	(311,236)
Accounts payable increase (decrease)	(521)	(872,584)
Accrued expenses increase (decrease)	58,757	(53,675)
Other payables increase (decrease)	31	909
Net cash used in operating activities	(33,226)	(413,877)

Financing Activities
Loans from related parties	26,805	-
Net cash provided by financing activities	26,805	3,245

Net increase (decrease) in cash and equivalents	(6,421)	(410,632)

Cash and equivalents at beginning of the period	26,962	520,772
Cash and equivalents at end of the period	$20,541	$110,140

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Translation Adjustment

For the three months ended March 31, 2020, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended March 31, 2020 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $20,541 of cash as of March 31, 2020.

The Company’s bank accounts are deposited in insured institutions. At March 31, 2020, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the three months ended March 31, 2020.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of March 31, 2020, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the three months ended March 31, 2020, the potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect. The basic and diluted loss per share for the three months ended March 31, 2020 and 2019 as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Numerator
Net loss	$(99,274)	$(95,375)

Denominator
Weighted average common shares outstanding – basic	75,135,000	75,000,000
Dilution associated with stock subscription	-	-
Weighted average common shares outstanding – diluted	75,135,000	75,000,000

Loss per share	$(0.00)	$(0.00)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 3 – OTHER RECEIVABLES – RELATED PARTY

As of March 31, 2020, the Company has other receivables of $397 and $11,744 from Success Holding Group International, Inc. and Success Holdings Group Corp. USA.

NOTE 4 – ACCOUNTS PAYABLE – RELATED PARTY

As of March 31, 2020, the Company has accounts payable of $31,053, to Shanghai Kun-Xin Media Limited under common control with the Company and $7,000 to Steve Andrew Chen who is the Company’s Chairman of the Board of Directors.

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

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed as at March 31, 2020 is $145,778.

Steve Andrew Chen, the Company’s Chairman of the Board of Directors, paid certain operating costs on our behalf. The total amount owed as at March 31, 2020 is $51,502.

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

The discount on for these convertible notes is amortized over the term of the notes. For the three months ended March 31, 2020, amortization for discount on these convertible notes is $4,750.

NOTE 8 – COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

There were 75,135,000 shares of common stock issued and outstanding as of March 31, 2020.

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

Legal

We were not subject to any legal proceedings on March 31, 2020 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

Results of Operations

Three months ended in March 31, 2020 compared to the three months ended in March 31, 2019.

Our operating expenses for the three month periods ended March 31, 2020 and 2019 are outlined in the table below:

	Three months ended March 31, 2020	Three months ended March 31, 2019

General and administrative expenses	$99,274	$190,145

Net Income (Loss)	$(99,274)	$(94,338)

Revenues

For the three months ended March 31, 2020, we recorded no revenue. During the same three-month period in 2019, we recorded $111,807 in revenue. The decrease in revenue was mainly due to a severe slowdown of economy in China, coupled with tightened control by the government particularly impacting seminar related industries which began late fourth quarter of 2018 and throughout the 4 quarters of 2019. The COVID-19 Pandemic and a change in Company scope is why there is no reported revenue for the first three months ended March 31, 2020.

Cost of Revenues

For the three months ended March 31, 2020, we recorded nothing in cost of revenues. During the same three-month period in 2019, we recorded $16,000 in cost of revenue. The decrease in cost of revenues was due to decrease in revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2020 were $99,274 compared with $190,145 for the three months ended March 31, 2017. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was a decrease in general and operating expenses during the three months ended March 31, 2020 compared to the same period in 2019. This drastic decrease is mainly due to lower professional fees and decreased filing fees for less frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and issued a large amount of stock. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

The above decreased costs were, however, offset by revenues, which resulted in a net loss of $99,274 for the three months ended March 31, 2020. This is compared with $95,375 of net loss for the three months ended March 31, 2019.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2020	2019

Current Assets	$37,678	$46,258

Current Liabilities	$842,703	$752,900

Working Capital (deficit)	$(805,025)	$(706,258)

Cash Flows

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019

Net cash used in operating activities		$(33,226)		$(413,877)

Net cash used in investing activities	$	Nil	$	Nil

Net cash provided by financing activities		$26,805		$3,245

Net increase (decrease) in cash		$(6,421)		$(410,632

As of March 31, 2020, our total assets and liabilities were $37,678 and $842,703 compared to $46,258 and $752,900 as at December 31, 2019. The increase in utilization in cash used in operating activities for the three months ended March 31, 2020 is due to a transition period while the Company adjusts its scope of business.

As of March 31, 2020, we had a working capital deficit of $805,025 compared with a working capital deficit of $706,258 as at December 31, 2019. The 13.9% increase in our working capital deficit is due to total liabilities as of March 31, 2020.

Cashflow from Operating Activities

During the three months ended March 31, 2020, we used cash for operating activities of 33,226, compared to the use of $413,877 of cash for operating activities during the three months ended March 31, 2019. This drastic decrease in cash used in operating expenses is due to lower net loss.

Cashflow from Investing Activities

During the three months ended March 31, 2020, and 2019, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2020, we received proceeds of $26,805 from related party loans. During the three months ended March 31, 2019, we received proceeds of $3,245 from capital contribution. The loans are non-interest bearing and due on demand. The increase in cash provided by financing activities in 2020 is due to a larger loan from a related party.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $20,541and $26,962 of cash as of March 31, 2020 and December 31, 2019, respectively.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2020, and December 31, 2019, the Company’s bank deposits did not exceed the insured amounts.

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

Item 5. Subsequent Events

On April 3, 2020 the Company acquired Renavotio Infratech, Inc (RII) by way of a Securities Exchange Agreement according to the following terms:

1.1         The Acquisition. Upon the terms and subject to the conditions hereof, at the Closing (as hereinafter defined) the parties shall do the following:

(a)         The Shareholders will sell, convey, assign, transfer to Pubco certificates representing the RII Shares (a  private company) held by the Shareholders, which in the aggregate shall constitute 100% of the issued and outstanding equity interests of RII, accompanied by properly executed and authenticated stock powers or instrument of like tenor.

(b)          In exchange for the RII Shares, Pubco shall issue to the Shareholders on a pro rata basis the following shares of Pubco Series A preferred stock (collectively, the “Issuable Shares”): (i) an aggregate of Twenty Million (20,000,000) new and duly issued, fully paid and non-assessable shares of Pubco Series A Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”) described in the Series A Certificate of Designation, annexed hereto as Exhibit A, convertible into Pubco common stock (“Pubco Common Stock”).  The Issuable Shares shall be convertible in the aggregate into a number of shares of Pubco Common Stock representing approximately 51% of the shares of Pubco Common Stock outstanding on a fully diluted basis immediately prior to conversion, subject to adjustment as described in the Series A Certificate of Designation. The only shares to be returned to treasury will be 30,000,000 owned by Success Holding Group, USA (SHGR) and 45,135,000 shares shall remain issued and outstanding as prior to closing. Pubco will issue an additional 6,000,000 (Six Million) Common shares, when requested to the person(s) of choice as directed by Chi Jui (Chris) Hong, current Pubco Chief Executive Officer.

 Upon closing the Board of Directors of Pubco and RII shall be as further described in Schedule 6.6(a) to the Stock Exchange Agreement attached herein as Exhibit 10.6.

1.2         Closing Date. The closing of the Acquisition (the “Closing”) shall take place no later than April 30, 2020 or as soon as practicable after the satisfaction or waiver of the conditions to Closing set forth in Article 7, or on such other date as may be mutually agreed upon by the parties. Such date is referred to herein as the “Closing Date.”

 1.3         Surrender and Exchange of Certificates.

(a)         At the Closing, (i) Pubco shall deliver to Sam Daniel, Esq., who shall act as exchange agent for the benefit of the Shareholders (the “Exchange Agent”), certificates representing the Issuable Shares, (“Issuable Securities”) registered in the names of the Shareholders and for the number and kind of Issuable Securities set forth on Schedule 1.3(a)(i) hereto and (ii) each Shareholder shall deliver to the Exchange Agent certificates representing the RII Equity Interests owned by such Shareholders as set forth on Schedule 1.3(a)(i), accompanied by properly executed and authenticated stock powers or instrument of like tenor. Pubco shall also cancel and deliver all Preferred Shares outstanding.

 1.4         Taking of Necessary Action; Further Action. If, at any time after the Closing, any further action is necessary or desirable to carry out the purposes of this Agreement, the Shareholders, RII, and/or Pubco (as applicable) shall take all such lawful and necessary action.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: June 29, 2020	By:	/s/ William Robinson
William Robinson
Chief Executive Officer and Director (Principal Executive Officer) Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

