Form 10-Q/A
period 2020-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-07-09
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting statements provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

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

EXPLANATORY NOTE

On June 29, 2020, Success Entertainment Group International, Inc. (“the Company”, ”we”, ”us”, or “our”) filed its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020 (the “Initial Form 10-Q”). This Quarterly Report on Form10-Q/A (the “Form 10-Q/A”) is solely to correct an error in Item 2., “Management’s Discussions and Analysis of Financial Condition or Plan of Operation” on page 14, underneath “Results of Operations” and the first sentence and paragraph to the beneath “Operating Expenses and Net Loss.” As written, the sentence currently states: “Operating expenses for the three months ended March 31, 2020 were $99,274 compared with $190,145 for the three months ended March 31, 2017.”; this sentence, however, needs to be replaced with, “Operating expenses for the three months ended March 31, 2020 were $99,274 compared with $190,145 for the three months ended March 31, 2019.” The Company hereby amends this first sentence of “Operating Expenses and Net Loss” to read as follows, “Operating expenses for the three months ended March 31, 2020 were $99,274 compared with $190,145 for the three months ended March 31, 2019.”

No other changes or updates are being made to the Quarterly Report.

This Amendment is limited in scope to the correction described above and does not amend, update, or change other items or disclosure contained in Quarterly Report. Accordingly, all other items remain unaffected are omitted in this filing. Except as described in the preceding paragraphs, we no not purport by this Amendment to update any of the information contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: July 7, 2020	By:	/s/ William Robinson
William Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 7, 2020	By:	/s/ William Robinson
William Robinson
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

3