Form 10-Q
period 2020-06-30
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-08-14
CIK 1574910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

Commission File Number 333-188401

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 South Boulder Ave., Suite 600, Tulsa, OK	74119
(Address of principal executive offices)	(Zip Code)

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

44,852,892 common shares issued and outstanding as of June 30, 2020.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30 2020	December 31 2019
	(Unaudited)

Assets
Current assets
Cash	$23,304	$26,962
Prepayments	-	1,436
Other receivables - related party	431,736	10,800
Other current assets	8,484	7,060
Total Current Assets	463,524	46,258

Total Assets	$463,524	$46,258

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable - related party	$38,118	$38,574
Accrued expenses	387,623	271,086
Other payables	21,922	6,699
Notes payable - related party	79,468	79,468
Loan payable- related party	215,960	170,475
Convertible notes	210,176	175,917
Income tax payable	10,655	10,681
Total Current Liabilities	963,932	752,900

Total Liabilities	963,932	752,900

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized: 84,435,000 and 75,000,000 shares issued and outstanding	84,435	75,135
Additional paid in capital	673,033	223,705
Accumulated deficit	(1,262,757)	(1,008,098)
Accumulated other comprehensive loss	4,881	2,616
Total stockholders' equity (deficit)	(500,408)	(706,642)
Total liabilities and stockholders' equity (deficit)	$463,524	$46,258

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

Revenues	$-	$82,834	$-	$194,641
Cost of Revenues	-	82,858	-	98,858
Gross Profit	-	(24)	-	95,783

Operating Expenses
General and Administrative	155,385	329,859	254,659	520,004

Net Income (Loss) from Operation before Income Taxes	(155,385)	(329,883)	(254,659)	(424,221)

Provision for Income Taxes	-	(1,037)	-	-

Net Income (Loss)	$(155,385)	$(328,846)	$(254,659)	$(424,221)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	1,374	(624)	2,265	342

Comprehensive Income (Loss)	$(154,011)	$(329,470)	$(252,394)	$(423,879)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	88,931,703	75,000,000	82,033,352	75,000,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2018	75,000,00	$75,000	$26,340	$444,240	$(1,459)	$542,121

Net loss for the three months ended March 31, 2019	-	-	-	(95,375)	-	(95,375)
Foreign currency translation adjustment					966	966
Balance, March 31, 2019	75,000,000	75,000	26,340	346,865	493	447,712
Shares issued for compensation	100,000	100	99,900	-	-	100,000
Net loss for the three months ended June 30, 2019	-	-	-	(328,846)	-	(328,846)
Foreign currency translation adjustment	-	-	-	-	(624)	(624)
Balance, June 30, 2019	75,100,000	$75,100	$126,240	$18,019	$(1,117)	$218,242
Balance, December 31, 2019	75,135,000	$75,135	$223,705	$(1,008,372)	$2,616	$(706,642)
Net loss for the three months ended March 31, 2020	-	-	-	(99,274)	-	(99,274)
Foreign currency translation adjustment					891	891
Balance, March 31, 2020	75,135,000	75,135	223,705	(1,107,372)	3,507	(805,025)
Net loss for the three months ended June 30, 2020	-	-	-	(155,385)	-	(155,385)
Foreign currency translation adjustment	-	-	-	-	1,374	1,374
Shares cancelled for acquisition	(22,000,000)	(22,000)	22,000	-	-	-
Shares issued for services	10,700,000	10,700	310,300	-	-	321,000
Shares issued for conversion of notes	20,600,000	20,600	117,028	-	-	137,628

Balance, June 30, 2020	84,435,000	$84,435	$673,033	$(1,262,757)	$4,881	$(500,408)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2020	2019
Operating Activities
Net loss of the period	$(254,659)	$424,221
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency translation adjustment	2,265	342
Stock based compensation	-	100,000
Amortization on discount of convertible notes	5,887	-
Amortization of debt issue cost	4,882	-
Change in assets and liabilities
Accounts receivable (increase) decrease	-	1,027,762
Prepayments (increase) decrease	1,436	(49,316)
Other receivables (increase) decrease	60,064	(121,713)
Advance to director (increase) decrease	-	(245,365)
Other current assets (increase) decrease	(306)	-
Accounts payable increase (decrease)	(456)	(858,231)
Accrued expenses increase (decrease)	116,537	96,178
Other payables increase (decrease)	15,223	2,486
Income tax payables increase (decrease)	(16)	7
Net cash used in operating activities	(49,143)	(472,072)

Financing Activities
Loans from related parties	45,485	-
Repayment of loans from related parties	-	(4,776)
Net cash provided by (used in) financing activities	45,485	(4,776)

Net decrease in cash and equivalents	(3,658)	(476,849)

Cash and equivalents at beginning of the period	26,962	520,772
Cash and equivalents at end of the period	$23,304	$43,923

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On May 30, 2018, Success Events (Hong Kong) Limited acquire 100% shares of Success Win (Shanghai) Co., Ltd.

On February 27, 2019, SEGN Taiwan Limited was incorporated in Taiwan and the Company holds 100% of its shares.

On April 3, 2020, the Company entered into an agreement to acquired Renavotio Infratech, Inc., a new business plan was adopted consisting upon: Utility Management, Underground infrastructure installation including fiber optic, 5 G,, Medical Infrastructure including Personal protection equipment sales and production. As of June 30, 2020, the closing of this acquisition has not been finished.

On April 3, 2020, our Board of Directors accepted the resignation of Steve Chen as the Chairman, the resignation of Chris (Chi Jui) Hong as the Chief Executive Officer and a member of the Board of Directors and the resignation of Brian Kistler as President. Following this appointment, our Board of Directors consists of three members: (i) William Robinson as Chairman, CEO, President;(ii) Steve Andrew Chen as CFO; and (iii) Brian Kistler.

On July 15, 2020, the Company entered into an agreement to purchase Utility Management Corp. (“UMC”), a Delaware company, and its two (“2”) key subsidiaries, each of which, an Oklahoma limited liability company, Utility Management & Construction, LLC (“UMCCO”) and Cross-Bo Construction, LLC (“Cross-Bo”).

The purchase price of Four Million Five Hundred Thousand US Dollars, ($4,500,000.00) was paid as follows: (i) an initial amount of Three Hundred and Fifty-four Thousand US Dollars ($354,000.00) was paid in cash and notes; (ii) RII assumed Two Million Eight Hundred and Forty Six Thousand US Dollars ($2,846,000.00) in UMC debt; and (iii) One Million Three Hundred Thousand Dollars, ($1,300,000.00) worth of Success Entertainment Group International, Inc., (“SEGN”) common stock was issued at $.07 a share, equivalent to 18,571,428 restricted SEGN shares.

On July 29, 2020, we filed an application with FINRA for a name change to Renavotio, Inc. (“RI”) and a new trading symbol, which application is still pending, to be better illustrate its current business operations and to highlight the newly-configured Company.

On August 6, 2020 the company entered into a Letter of Intent (“LOI”) to acquire the medical infrastructure company PPE Solutions Group, LLC (“PPE”), a Wyoming limited liability company based in New Jersey.

The LOI provides for RI to exchange SEGN common stock for 100% of the Equity Interests of PPE for an aggregate purchase price of Two Million U.S. Dollars, ($2,000,000.00), calculated by issuing an equivalent amount of SEGN shares based on the stock’s closing price on the date of the acquisition. The purchase price is subject to an adjustment based on RI’s due diligence review, any third party valuation reports of the Company that the Buyer may obtain, and any adjustment terms set forth in the Definitive Agreement with the intent to operate the Company as a wholly-owned subsidiary.

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

Translation Adjustment

For the six months ended June 30, 2020, the accounts of the Success Win (Shanghai) Co., Ltd. were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the six months ended June 30, 2020 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $23,304 of cash as of June 30, 2020.

The Company’s bank accounts are deposited in insured institutions. At June 30, 2020, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.

Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the six months ended June 30, 2020.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of June 30, 2020, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the six months ended June 30, 2020, the potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 3 – OTHER RECEIVABLES – RELATED PARTY

As of June 30, 2020, the Company has other receivables of $407 and $11,770 from Success Holding Group International, Inc. and Success Holdings Group Corp. USA. The Company also has $419,559 other receivables from companies under control of William Robinson our Chairman, CEO, and President.

NOTE 4 – ACCOUNTS PAYABLE – RELATED PARTY

As of June 30, 2020, the Company has accounts payable of $31,053, to Shanghai Kun-Xin Media Limited under common control with the Company and $7,000 to Steve Andrew Chen who is the Company’s former Chairman of the Board of Directors.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On April 24, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s former Chief Executive Officer and Director. The maturity of the Notes is April 24, 2018 and bear no interest.

On June 7, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris Hong (Chi Jui), the Company’s former Chief Executive Officer and Director. The maturity of the Notes is June 7, 2018 and bear no interest.

On July 5, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s former Chief Executive Officer and Director. The maturity of the Notes is July 5, 2018 and bear no interest.

On August 11, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris (Chi Jui) Hong, the Company’s former Chief Executive Officer and Director. The maturity of the Notes is August 11, 2018 and bear no interest.

On May 15, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $24,500 with Steve Andrew Chen who is the Company’s former Chairman of the Board of Directors. The maturity of the Notes is May 15, 2018 and bear no interest.

On July 4, 2017, the Company entered into Promissory Note agreements for the outstanding amount of $10,000 with Steve Andrew Chen, the former Company Chairman of the Board of Directors. The maturity of the Notes is July 4, 2018 and bear no interest.

On October 17, 2017, the Company repaid Steve Andrew Chen $15,032.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

Success Holdings Group Corp. USA, former company, paid certain operating costs on our behalf. The total amount owed as at June 30, 2020 is $146,088.

Steve Andrew Chen, the Company’s former Chairman of the Board of Directors, paid certain operating costs on our behalf. The total amount owed as at June 30, 2020 is $69,872.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – CONVERTIBLE NOTES

On October 22, 2019, the Company completed execution of a Securities Purchase Agreement, dated as of September 5, 2019 under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on September 5, 2020. The Note is convertible into shares of common stock at any time on or after the 180th calendar day after the issue date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date, or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. For the six months ended June 30, 2020, this note were totally converted to 8,600,000 shares.

On November 15, 2019, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on July 31, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. For the six months ended June 30, 2020, $24,833 principle were converted to 4,000,000 shares and the remaining principle as of June 30, 2020 is $15,668.

On November 22, 2019, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $40,500 for purchase price of $36,500. The Note will mature on November 22, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) 50% multiplied by the lowest “Trading Price” (defined below) (representing a discount rate of 50% during the prior date of his Note or (ii) the Variable Conversion Price (defined below) (subject to equitable adjustment as further described herein). The “Variable Conversion Price” meaning, 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%). “Market Price” means, for any security as of any date, the lowest traded price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”)as reported by a reliable reporting service (“Reporting Service”) designated by Crown Bridge Partners (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foreign manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes. For the six months ended June 30, 2020, $44,975 principle were converted to 8,000,000 shares and the remaining principle as of June 30, 2020 is $$30,025.

On May 4, 2020, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 12% Convertible Note in the aggregate principal amount of $103,000. The Note will mature on May 4, 2021. The default interest rate is 22%.

On June 8, 2020, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 12% Convertible Note in the aggregate principal amount of $63,000. The Note will mature on June 8, 2021. The default interest rate is 22%.

The discount on for these convertible notes is amortized over the term of the notes. For the six months ended June 30, 2020, amortization for discount on these convertible notes is $5,887.

NOTE 8 – COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

There were 84,435,000 shares of common stock issued and outstanding as of June 30, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We were not subject to any legal proceedings on June 30, 2020 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

In 2014, Marek Tomaszewski, our then majority shareholder, issued and sold 8,000,000 shares of our common stock, representing 77% of our outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation ("Success Holding"). Also, in 2014, we changed our name to "Success Entertainment Group International Inc.", and the Company shifted its focus to the production and development of internet videos and training videos.

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

None of the MOUs described above have gone into effect as of June 30, 2020.

Current Business

Our operations as SEGN have been restructured under our new nameRenavotio, Inc., (RI).is a holding company focused on infrastructure opportunities including Medical Infrastucture including Personal Protection Equipment sales and manufacturing, , 5G, utility construction, utility management, IoT, water, waste management technology, and related industries. RI initial targets are infrastructure companies with Personal Protection Equipment sales and manufacturing, utility construction, consulting/operational agreements with small towns or county CO-OPS that operate their own water and sewer systems, providing long-term savings, utilizing smart-utility monitoring, and dedicated engineering and service personnel. These platforms capture utility data from hand-held GPS devices or in-place sensors, with planned use of drones to identify waste contamination, leak detection, and topographic underground utility installation planning.

Utility Management Corp the company’s subsiduary is a holding company focused on infrastructure, 5G, utility construction, utility management, IoT, water and waste management technology, and related industries. One subsidiary, Utility Management and Construction (UMCCO), is an engineering and smart utility management company that provides a one-stop solution for rural communities to reduce the consumption of electricity, natural gas, and water utilities for commercial, industrial and municipal end users. UMCCO’s unique approach creates immediate bottom line savings for clients, by providing the engineering, planning, permitting and installation through their second wholly-owned subsidiary, Cross-Bo Construction, specializing in water, sewer, Telcom, and 5G design and installation, establishing a long-term value proposition while also achieving respective sustainability goals.

Results of Operations

Three months ended in June 30, 2020 compared to the three months ended in June 30, 2019.

Our operating revenue and expenses for the three-month periods ended June 30, 2020 and 2019 are outlined in the table below:

	Three months ended June 30, 2020	Three months ended June 30, 2019
Revenues	$-	$82,834
Cost of Revenues	$-	$82,858
General and administrative expenses	$155,385	$329,859
Net Income (Loss)	$(155,385)	$(328,846)

Revenues

For the three months ended June 30, 2020, we did not record revenues. During the same three-month period in 2019, we recorded $82,834 in revenue. The decrease in revenue was mainly due to a severe slowdown of economy in China, coupled with tightened control by the government particularly impacting seminar related industries which began late fourth quarter of 2019.and and into first half of 2020.

Cost of Revenues

For the three months ended June 30, 2020, we did not record cost of revenues. During the same three-month period in 2019, we recorded $82,858 in cost of revenue. The decrease in cost of revenues was mainly due to no revenue in 2020.

Operating Expenses and Net Loss

We had a net loss of $155,385 for the three months ended June 30, 2020. This is compared with net loss of $328,846 for the same period in 2019. Operating expenses for the three months ended June 30, 2020 were $155,385 compared with $329,859 for the three months ended June 30, 2019. Our operating expenses during both periods consist primarily of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The decrease in general and administrative expenses during the second three months in 2020 is mainly due to decrease in operating activities.

Six months ended in June 30, 2020 compared to the six months ended in June 30, 2019.

Our operating revenue and expenses for the three-month periods ended June 30, 2020 and 2019 are outlined in the table below:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Revenues	$-	$194,641
Cost of Revenues	$-	$98,858
General and administrative expenses	$254,659	$520,004
Net Income (Loss)	$(254,659)	$(520,004)

Revenues

For the six months ended June 30, 2020, we did not record revenues. During the same six-month period in 2019, we recorded $194,641 in revenue. The decrease in revenue was mainly due to a severe slowdown of economy in China, coupled with tightened control by the government particularly impacting seminar related industries which began late fourth quarter of 2019.and and into first half of 2020.

Cost of Revenues

For the six months ended June 30, 2020, we did not record cost of revenues. During the same six-month period in 2019, we recorded $98,858 in cost of revenue. The decrease in cost of revenues was mainly due to no revenue in 2020.

Operating Expenses and Net Loss

We had a net loss of $254,659 for the six months ended June 30, 2020. This is compared with net loss of $520,004 for the same period in 2019. Operating expenses for the six months ended June 30, 2020 were $254,659 compared with $520,004 for the six months ended June 30, 2019. Our operating expenses during both periods consist primarily of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The decrease in general and administrative expenses during the first six months in 2020 is mainly due to decrease in operating activities.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2020	2019
Current Assets	$463,524	$46,258
Current Liabilities	$963,932	$752,900
Working Capital Deficit	$500,408	$706,642

Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30 2019
Net cash used in operating activities	$49,143	$472,072

Net cash used in investing activities	$-	$-

Net cash provided by (used in) financing activities	$45,485	$(4,776)

Net decrease in cash	$3,658	$476,848

As of June 30, 2020, our total assets and liabilities were $463,524 and $963,932 compared to $46,258 and $752,900 as at December 31, 2019. Increase in cash used in operating activities for the six months ended June 30, 2020 is due to net loss and decrease in accounts payable.

As of June 30, 2020, we had working capital deficit of $500,408 compared with working capital deficit of $706,642 as of December 31, 2019. The increase in our working capital deficit is primarily due to lower net loss.

Cashflow from Operating Activities

During the six months ended June 30, 2020, we used cash for operating activities of $49,143 compared to $472,072 during the six months ended June 30, 2019. This decrease in cash used in operating expenses is primarily due to net loss and decrease in accounts payable.

Cashflow from Investing Activities

During the three months ended June 30, 2020, and 2019, we did not have any cash flow from investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2020, we received $45,485 for loans from related parties. During the six months ended June 30, 2019, we repaid $4,776 for related party loans.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $23,304 of cash as of June 30, 2020.

The Company’s bank accounts are deposited in insured institutions. At June 30, 2020, the Company’s bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the six months ended June 30, 2020, the potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: August 14, 2020	By:	/s/ William Robinosn
William Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Steven Chen
Steven Chen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

