Form 10-Q/A
period 2020-03-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-09-21
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2020, as filed with the Securities and Exchange Commission on June 29, 2020, is to amend the document ensuring precision in its Financials, Notes, and Management’s Discussion and Analysis of Financial Condition or Plan of Operation

No other changes have been made to the Form 10-Q other than those described above. This Amendment No.2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	March 31	December 31
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$20,541	$26,962
Prepayments	-	1,436
Other receivables - related party	12,141	10,800
Other current assets	4,996	7,060
Total Current Assets	36,678	46,258

Total Assets	$36,678	$46,258

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable - related party	$38,053	$38,574
Accrued expenses	329,843	271,086
Other payables	6,730	6,699
Notes payable - related party	79,468	79,468
Loan payable- related party	197,280	170,475
Convertible notes	180,667	175,917
Income tax payable	10,662	10,681
Total Current Liabilities	842,703	752,900

Total Liabilities	842,703	752,900

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized: 75,135,000 shares issued and outstanding	75,135	75,135
Additional paid in capital	223,705	223,705
Accumulated deficit	(1,107,372)	(1,008,098)
Accumulated other comprehensive income (loss)	3,507	2,616
Total stockholders' equity (deficit)	(805,025)	(706,642)
Total liabilities and stockholders' equity (deficit)	$37,678	$46,258

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31
	2020	2019

Revenues	$-	$111,807
Cost of Revenues	-	16,000
Gross Profit	-	95,807

Operating Expenses
General and Administrative	99,274	190,145

Net Loss from Operation before Income Taxes	(99,274)	(94,338)

Provision for Income Taxes	-	1,037

Net Income (Loss)	$(99,274)	$(95,375)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	891	966

Comprehensive Income (Loss)	$(98,383)	$(94,409)

Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	75,135,000	75,000,000

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2018	75,000,000	$75,000	$26,340	$442,240	$(1,459)	$542,121
Capital contribution	-	-	9,716	-	-	9,716
Net loss for the three months ended March 31, 2019	-	-	-	(95,375)	-	(95,375)
Foreign currency translation adjustment	-	-	-	-	966	966
Balance, March 31, 2019	75,000,000	$75,000	$36,056	$346,865	$(493)	$457,428

Balance, December 31, 2019	75,135,000	$75,135	$223,705	$(1,008,098)	$2,616	$(706,642)
Net loss for the three months ended March 31, 2020	-	-	-	(99,274)	-	(99,274)
Foreign currency translation adjustment	-	-	-	-	891	891

Balance, March 31, 2020	75,135,000	$75,135	$223,705	$(1,107,372)	$3,507	$(805,025)

See Notes to Financial Statements

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2020	2019
Operating Activities
Net loss of the period	$(99,274)	$(95,375)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency translation adjustment	891	966
Amortization on discount of convertible notes	4,750	-
Change in assets and liabilities
Accounts receivable (increase) decrease	-	979,952
Prepayments (increase) decrease	1,436	(12,450)
Other receivables (increase) decrease	(1,341)	(51,528)
Advance to director (increase) decrease	-	(311,236)
Other current assets (increase) decrease	2,064	-
Accounts payable increase (decrease)	(521)	(872,584)
Accrued expenses increase (decrease)	58,757	(53,675)
Other payables increase (decrease)	31	909
Income tax payables increase (decrease)	(19)	1,144
Net cash used in operating activities	(33,226)	(413,877)

Financing Activities
Loans from related parties	26,805	-
Capital contribution	-	(6,471)
Repayment of loans from related parties	-	9,716
Net cash provided by financing activities	26,805	3,245

Net decrease in cash and equivalents	(6,421)	(410,632)

Cash and equivalents at beginning of the period	26,962	520,772
Cash and equivalents at end of the period	$20,541	$110,140

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Results of Operations

Three months ended in March 31, 2020 compared to the three months ended in March 31, 2019.

Our operating revenue and expenses for the three-month periods ended March 31, 2020 and 2019 are outlined in the table below:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Revenues	$-	$111,807
Cost of Revenues	$-	$16,000
General and administrative expenses	$99,274	$190,145
Net Income (Loss)	$(99,274)	$(95,375)

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

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2020 were $99,274 compared with $190,145 for the three months ended March 31, 2019. Our operating expenses during both period consisted entirely of general and administrative expenses which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). There was a decrease in general and operating expenses during the three months ended March 31, 2020 compared to the same period in 2019. This drastic decrease is mainly due to lower professional fees and decreased filing fees for less frequent SEC compliance filings. Additionally, the company has pursued more corporate partnerships and issued a large amount of stock. This may seem like a drastic shift; in reality, it is directly related to a bolder and more expansive path for the company and will lead to more future success.

The above decreased costs were, however, offset by revenues, which resulted in a net loss of $99,274 for the three months ended March 31, 2020. This is compared with $95,375 of net loss for the three months ended March 31, 2019.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2020	2019
Current Assets	$37,678	$46,258
Current Liabilities	$842,703	$752,900
Working Capital Deficit	$805,025	$706,642

Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31 2019
Net cash used in operating activities	$33,226	$413,877

Net cash used in investing activities	$-	$-

Net cash provided by financing activities	$26,805	$3,245

Net decrease in cash	$6,421	$410,632

As of March 31, 2020, our total assets and liabilities were $37,678 and $842,703 compared to $46,258 and $752,900 as at December 31, 2019.

As of March 31, 2020, we had a working capital deficit of $805,025 compared with a working capital deficit of $706,258 as at December 31, 2019.

Cashflow from Operating Activities

During the three months ended March 31, 2020, we used cash for operating activities of 33,226, compared to the use of $413,877 of cash for operating activities during the three months ended March 31, 2019. This drastic decrease in cash used in operating expenses is due to decrease in accounts receivable.

Cashflow from Investing Activities

During the three months ended March 31, 2020, and 2019, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2020, we received proceeds of $26,805 from related party loans. During the three months ended March 31, 2019, we received proceeds of $9,716 from capital contribution and repaid 6,471 to related party loans. The increase in cash provided by financing activities in 2020 is due to a larger loan from a related party.

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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: September 21, 2020	By:	/s/ William Robinson
William Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: September 21, 2020	By:	/s/ John Park
John Park
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

