Form 10-K/A
period 2019-12-31
SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
filed 2020-09-23
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On May 15, 2020, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Form 10-K).

On June 29, 2020, we filed Amendment Number 1 on Form 10-K for the fiscal year ended December 31, 2019 (“Amendment 1).

We are herein filing Amendment No. 2  to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Amendment 2”).

The purpose of filing Amendment 2 is  to correct Amendment Number 1, which  mistakenly and  inadvertently  included incorrect disclosure in Parts I, II, and III due to transposition issues and related errors.  Amendment Number 1 should have included the same disclosure in Parts I, II, and III as in the Original Form 10-K, and only include changes in Part IV.

Accordingly, in Amendment 2 we have corrected the above-referenced errors in Amendment 1 to reflect the same disclosure for Parts I, II, and III as in our Original Form 10-K and only includes the same disclosure in Part IV as contained in Amendment 1. Further, we have included updated Principal Executive Officer and Principal  Financial Officer certifications to reflect our new management since the Original Form 10-K and Amendment 1.

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

In 2019, the Company issued 135,000 shares for stock-based compensation valued $197,500.

Our Current Business

Our current focus and operations are the production of Internet movies in China, for distribution in China. Specifically, we seek to produce dramatic, feature length films for the internet that appeal to teens and young adults and which incorporate inspirational themes. In addition, we will seek to sell distribution rights for these films, and to develop and sell promotional and other products related to these films throughout the world.

Our largest shareholder, Success Holding Group Corp. USA is also the majority shareholder of Success Holding Group International Inc., which is engaged in the production of internet movies with a focus on serial or episodic films and short films. In contrast, our focus is on production of non-series and feature length internet movies.

Currently, our management is seeking and evaluating opportunities for our Company to produce an internet movie or participate in the production of an internet movie as a financial partner, development partner, or production partner. In that regard we are seeking and evaluating film concepts, screenplays, financing opportunities, branding opportunities, and prospective creative and financial partners. We anticipate an operational budget of between $300,000 to $1,000,000 depending on the nature of our involvement, production costs, and available funding. As at the date of this report we have not entered into any definitive agreement with any third parties and have not commenced pre-production or production of any film.

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

We believe our Internet movie production brand, trademarks, copyrights, and other intellectual property rights will be critical to our success. Any unauthorized use of our brand, trademarks, copyrights, or other intellectual property rights could harm our competitive advantages and business. Our efforts in protecting our brand and intellectual property rights may not always be effective. We intend to file applications to register any copyright or trademarks in China but may not be able to register such marks or register them within the category it seeks. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk in doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we may take to protect our intellectual property rights may not be adequate. Further, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. As the right to use Internet domain names is not rigorously regulated in China, other companies may incorporate in their domain names elements similar in writing or pronunciation to our potential trademarks and domain names. Our business could be materially and adversely affected if we could not adequately protect our content, trademarks, copyrights, trade secrets and other intellectual property.

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

Cash Requirements

Over the next twelve (12) months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur significant expenses in operating the business over the next twelve (12) months but cannot estimate accurately at this time the expenses.

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

NOTE 8 – COMMON STOCK

In 2019, the Company issued 135,000 shares for stock-based compensation valued $197,500.

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

Brian Kistler. Mr. Kistler has extensive work history of over twenty-five years in the financial services industry. He began working at the securities firm Edward Jones in 1987. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in northern Indiana. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisers. Mr. Kistler left Raymond James in December 2005 to focus on the development of the Freedom Energy Holdings. Mr. Kistler is the founder of the Freedom Energy Holdings and serves as president and as its chief executive officer. Mr. Kistler serves as consultant to many public companies, assisting with the preparation and compliance of regulatory filings and corporate governance.

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

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the members of our board of directors.

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

PART IV

Item 15 . Subsequent Events

On April 3, 2020, the Company acquired Renavotio Infratech, Inc (RII) by way of a Securities Exchange Agreement according to the following terms:

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

1.5 The existing board of directors and officers will resign and the new board and officers are as follows: William Robinson Chairman/CEO/Secretary/Treasurer, Steve Andrew Chen and Brian Kistler will be appointed to the board.

Item 16. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Form	Incorporated Exhibit Number
(3)	Articles of Incorporation and Bylaws		3
3.1	Articles of Incorporation of the Registrant (1)		3.1
3.2	Bylaws of the Registrant (1)		3.2
(10)	Sales Agreement (1)		(10)
10.1	Lease Agreement dated March 20, 2013 (1)		10.1
10.2	Amended and Restated Lease Agreement dated June 26, 2013 (2)	8-K	10.2
10.3	8K Filed October 22, 2019	8-K
10.4	8K Filed November 15, 2019	8-K
10.5	8K File November 22, 2019	8-K
10.6	Written Consent of SEGN Board of Directors in Lieu of Director Meeting - April 3, 2020	8-K	10.1
10.7	SEGN completed May 4, 2020 execution of a Securities Exchange Agreement and Convertible Promissory Note with Power-Up Lending Group LTD., a Virgi nia corporation (“Buyer”)	8-K	10.1/10.2
10.8	SEGN issued May 15, 2020 a press release regarding its first three (3) shipments of U.S.A. personal protective equipment (PPE) gowns, an announcing its expected second-quarter sales and updating its fiscal 2020 annual guidance. A copy of the press release is attached as Exhibit 99.1 and incorporated by reference herein.	8-K	99.1
10. 9	SEGN announced May 15, 2020 a delayed filing of the Company’s 10 -Q quarterly report for the period ended March 31, 2020 due to the COVID-19 Pandemic	8-K
10. 10	SEGN completed execution May 18, 2020 of Securities Exchange Agreement and Convertible Promissory Note with Power Up Lending Group, LTD., a Virginia corporation (“Buyer)	8-K	10.1/10.2
10. 11	SEGN Press Release dated May 18, 2020 announcing a snapshot of its renewed business model. Renavotio Infratech (“RII”) was acquired on April 3, 2020 and in the past thirty (3) days, RII has targeted (3) key areas of great growth in infrastructure space, Medical Infrastructure, Utility Infrastructure, and Financial Infrastructure Management.	8-K	10.5
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

SUCCESS ENTERTAINMENT GROUP INTERNATIONAL INC.
(Registrant)

Dated: 9-23-2020	/s/ William Robinson
William Robinson
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: 9-23-2020	/s/ John Park
John Park
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ /William Robinson
William Robinson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John Park
John Park
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

