Form 10-Q
period 2020-09-30
RENAVOTIO, INC.
filed 2020-11-16
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

Commission File Number 333-188401

RENAVOTIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 South Boulder Ave., Suite 600, Tulsa, OK	74119
(Address of principal executive offices)	(Zip Code)

(888) 928 1312

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

107,688,241 common shares issued and outstanding as of September 30, 2020.

RENAVOTIO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

RENAVOTIO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$209,596	$26,962
Accounts receivable	475,015	—
Prepaid expenses	13,306	1,436
Inventory	125,160	—
Other receivables - related party	98,589	10,800
Other current assets	17,256	7,060
Total Current Assets	938,922	46,258

Fixed assets, net	1,006,880	—

Total Assets	$1,945,802	$46,258

Liabilities and Stockholders Equity (Deficit)
Current Liabilities
Accounts payable	$5,359	$38,574
Accrued expenses	192,393	271,086
Other payables	11,467	6,699
Notes payable - related party	—	79,468
Loan payable- related party	—	170,475
Convertible notes	526,010	175,917
Notes payable, current portion	67,585	—
Income tax payable	—	10,681
Total Current Liabilities	802,814	752,900

Notes payable, net of current	3,305,028	—

Total Liabilities	4,107,842	752,900

Commitments and Contingencies

Stockholders' Equity
Preferred stock, series A, $0.00001 par value, 20,000,000 shares authorized, issued and outstanding	200	—
Preferred stock, series C, $0.00001 par value, 11,442,857 shares authorized, issued and outstanding	114	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 107,688,241 and 75,135,000 shares issued and outstanding	107,688	75,135
Additional paid in capital	187,280	223,705
Accumulated deficit	(2,457,323)	(1,008,098)
Accumulated other comprehensive income (loss)	—	2,616
Total stockholders' equity (deficit)	(2,162,040	(706,642)
Total liabilities and stockholders' equity (deficit)	$1,945,802	$46,258

See Notes to Financial Statements

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$329,004	$40,171	$2,149,095	$234,812
Cost of Revenues	302,641	12,407	1,258,494	111,265
Gross Profit	26,363	27,764	890,601	123,547

Operating Expenses
General and Administrative	746,660	156,723	1,784,764	676,727

Other expenses	132,098	—	239,087	—

Net Income (Loss) from Operations before Income Taxes	(852,395)	(128,959)	(1,133,250)	(553,180)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(852,395)	$(128,959)	$(1,133,250)	$(553,180)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(4,881)	(408)	(2,616)	(66)

Comprehensive Income (Loss)	$(857,276)	$(129,367)	$(1,135,866)	$(553,246)

Earnings (Loss) per Common Share-Basic and Diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	99,540,163	75,100,000	87,911,551	75,053,480

See Notes to Financial Statements

        RENAVOTIO, INC.

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

        (UNAUDITED)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	75,000,00	$75,000	—	$—	$26,340	$444,240	$(1,459)	$542,121
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(95,375)	—	(95,375)
Foreign currency translation adjustment	—	—			—	—	966	966
Balance, March 31, 2019	75,000,000	75,000	—	—	26,340	346,865	493	447,712
Shares issued for compensation	100,000	100	—	—	99,900	—	—	100,000
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(328,846)	—	(328,846)
Foreign currency translation adjustment	—	—	—	—	—	—	(624)	(624)
Balance, June 30, 2019	75,100,000	$75,100	—	—	126,240	18,019	(1,117)	218,242
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(128,959)	—	(128,959)
Foreign currency translation adjustment	—	—	—	—	—	—	(408)	(408)
Balance, September 30, 2019	75,100,000	$75,100	—	$—	$126,240	$(110,940)	$(1,525)	$88,875

Balance, December 31, 2019	75,135,000	$75,135	—	—	$223,705	$(1,008,372)	$2,616	$(706,642)
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(99,274)	—	(99,274)
Foreign currency translation adjustment							891	891
Balance, March 31, 2020	75,135,000	75,135	—	—	223,705	(1,107,372)	3,507	(805,025)
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(155,385)	—	(155,385)
Foreign currency translation adjustment	—	—	—	—	—	—	1,374	1,374
Shares cancelled for acquisition	(22,000,000)	(22,000)	—	—	22,000	—	—	—
Shares issued for services	10,700,000	10,700	—	—	310,300	—	—	321,000
Shares issued for conversion of notes	20,600,000	20,600	—	—	117,028	—	—	137,628
Balance, June 30, 2020	84,435,000	84,435	—	—	673,033	(1,262,757)	4,881	(500,408)
Shares issued for conversion of notes	5,931,813	5,932	—	—	50,318	—	—	56,250
Shares cancelled for acquisition	(8,000,000)	(8,000)	—	—	8,000	—	—	—
Shares issued for services	750,000	750	—	—	44,250	—	—	45,000
Shares issued for services	—	—	11,442,857	114	—	—	—	114
Shares issued for acquisition	24,571,428	24,571	—	—	(24,571)	—	—	—
Shares issued for acquisition	—	—	20,000,000	200	(200)	—	—	—
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(852,395)	—	(852,395)
Effect of reverse merger	—	—	—	—	(563,549)	(342,171)	(4,881)	(910,601)
Balance, September 30, 2020	107,688,241	$107,688	31,442,857	$314	$187,280	$(2,457,323)	$—	$(2,162,040)

See Notes to Financial Statements

RENAVOTIO, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended
	September 30,
	2020	2019
Operating Activities
Net loss of the period	$(1,133,250)	$(553,180)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency translation adjustment	—	(66)
Stock based compensation	366,114	100,000
Amortization on discount of convertible notes	16,917	—
Amortization of debt issue cost	7,545	—
Effect of reverse merger	117,232	—
Change in assets and liabilities
Accounts receivable (increase) decrease	(50,899)	1,123,422
Prepayments (increase) decrease	—	(49,523)
Inventory (increase) decrease	(125,160)	—
Other receivables (increase) decrease	(228,589)	(129,513)
Advance to director (increase) decrease	—	(245,365)
Other current assets (increase) decrease	(2,165)	—
Accounts payable increase (decrease)	25,029	(897,727)
Accrued expenses increase (decrease)	(9,322)	132,438
Other payables increase (decrease)	—	1,495
Income tax payables increase (decrease)	—	(106)
Net cash used in operating activities	(1,016,548)	(518,125)

Investing Activities
Purchase of fixed assets	(58,417)	—
Proceeds from notes receivable	2,515	—
Net cash provided by (used in) investing activities	(55,902)	—

Financing Activities
Proceeds from notes payable	661,768	—
Proceeds from related parties	236,750	3,980
Proceeds from capital contribution	254,221	—
Repayment of credit line	(100,000)	—
Bank transfer	(1,853)	—
Net cash provided by (used in) financing activities	1,050,886	3,980

Net decrease in cash and equivalents	(21,565)	(514,145)

Cash and equivalents at beginning of the period	231,161	520,772
Cash and equivalents at end of the period	$209,596	$6,627

Supplemental cash flow information:
Interest paid	$147,390	$—
Income taxes paid	$—	$—

See Notes to Financial Statements

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Renavotio, Inc., formerly Success Entertainment Group International, Inc.(“the Company”), was incorporated in the State of Nevada on January 30, 2013 under the name Altimo Group Corp. The Company’s initial business plan was to place and operate frozen yogurt making machines.

Effective July 14, 2014, there was a change in control of the Company.

Pursuant to a May 5, 2014 stock purchase agreement (the "SPA") by and among Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of common stock of the Company (the "Control Block Seller"), and Success Holding Group Corp. USA, a Nevada corporation (the "Control Block Purchaser"), the Control Block Purchaser purchased 8,000,000 Common Stock Shares from the Control Block Shareholders. Further, pursuant to the SPA, the Company accepted the resignations of its sole officer/director, Marek Tomaszewski as President/Chief Executive Officer/Secretary/Treasurer/Chief Financial Officer effective July 14, 2014. Simultaneously, the Company’s Board of Directors appointed Steve Chen as Chief Executive Officer/Director and Brian Kistler as Director/President/Secretary/ Treasurer/Chief Financial Officer.

Effective August 22, 2014, the Company changed its name to "Success Entertainment Group International Inc." to better reflect its business operations.

Effective on July 15, 2014, Altimo Group Corp (“Creditor”) executed a general release and waiver of debt agreement with Marek Tomaszekwsi, the Company's prior Chief Executive Officer/Chief Financial Officer, pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100.

Effective July 15, 2014, pursuant to the change in ownership described above, the focus and direction of the Company became the production and development of internet movies and training films.

On December 1, 2014, the Company’s Board of Directors amended its Bylaws to change its fiscal year end from March 31 to December 31.

On December 2, 2014, Steve Chen resigned as the Chief Executive Officer and the Company appointed Chris (Chi Jui) Hong as its Chief Executive Officer/Director. On November 19, 2015, the Company acquired 100% shares of Double Growth Investment Ltd. On December 9, 2015, the Company acquired 100% for investment purposes of the shares of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited, at which time these entities became the Company’s subsidiaries, which were registered in Republic of Seychelles. In 2016, the Company discontinued Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited due to non-payment of the annual renewal fee.

On December 14, 2017, the Company acquired 100% of the shares of Success Events (Hong Kong) Limited, a company registered in Hong Kong Special Administrative Region. Success Events (Hong Kong) Limited held 60% shares of Shenzhen Internet Media Co., Ltd. and 100% shares of Distribution Network Inc. Shenzhen Internet Media Co., Ltd was registered in China. Distribution Network Inc. was registered in Seychelles and its main business was holding seminars in the Great China Area.

On February 28, 2018, Success Events (Hong Kong) Limited transferred 60% shares of Shenzhen Internet Media Co., Ltd. to a China company, Shenzhen Internet Media Co., Ltd., which is no longer a subsidiary of the Company.

On May 30, 2018, Success Events (Hong Kong) Limited acquired 100% shares of Success Win (Shanghai) Co., Ltd.

On February 27, 2019, SEGN Taiwan Limited was incorporated in Taiwan to hold 100% of its shares.

On April 3, 2020, the Company entered into an acquisition agreement to acquire Renavotio Infratech, Inc. (“RII”) pursuant to which a new business plan was adopted consisting of RII, the Delaware corporation, an underground infrastructure installation including fiber optic, 5G, and Medical Infrastructure, including Personal protection equipment sales and production. Also, on April 3, 2020, Steve Chen resigned as the Company’s Chairman, Chris (Chi Jui) Hong resigned as the Company’s Chief Executive Officer/Director, and Brian Kistler resigned as President. On April 3, 2020, William Robinson was appointed as the Company’s Chairman/Chief Executive Officer/President. Following this appointment, the Company’s Board of Directors consisted of William Robinson, Steve Andrew Chen, and Brian Kistler.

On July 15, 2020, the Company completed the purchase of UMC and its two subsidiaries, Utility Management & Construction, LLC (“UMCCO”) and Cross-Bo Construction, LLC (“Cross-Bo, each of which are Oklahoma limited liability companies,”). The Company paid a purchase price of $4,500,000.00, as follows: (i) an initial amount of ($354,000 was paid in cash and notes; (ii) RII assumed $2,846,000 in UMC debt; and (iii) $1,300,000 of the common stock of Renavotio, (“SEGN”) common stock to be issued at $.07 a share, which is equivalent to 18,571,428 restricted SEGN shares.

On July 29, 2020, we filed an application with FINRA for a name change to Renavotio, Inc. (“RI”) and a new trading symbol, RIII, which was approved by FINRA October 11, 2020, to better illustrate its current business operations.

On August 29, 2020 the Company sold its 3 overseas non-core operating subsidiaries, Taiwan Limited, Success Events (Hong Kong) Limited and Double Growth, pursuant to an agreement with Success Holding Group Corp. (“SHGR”). SHGR agreed to assume all of the labilities associated with the overseas operations and to complete its original acquisition of RII, the Company agreed to issue to SHGR 6,000,000 common stock restricted shares of the Company’s stock.

On October 21, 2020 the Company entered an agreement to purchase Tritanium Labs USA, Inc., an Oklahoma company and its subsidiaries, Tritanium Labs, LLC, an Illinois Limited Liability Company, TruCleanz Distribution, Inc., an Oklahoma Corporation, and Pro N95 USA, LLC, a New Jersey Limited Liability Company. The purchase price of $6,000,000 is to be paid as follows: (i) an initial payment of $250,000) and (ii) such number of shares of the Parent’s common stock, par value $.0001per share (“Parent Stock”), as shall be equal to (x)$5,750,000 divided by (y) (1) [$.12] (the “Share Consideration”). 75% of the number of shares constituting the Share Consideration is required to be delivered to the Seller as part of the Closing Consideration and 25% of such shares designated as Holdback Shares will be held back by Buyer to secure Seller’s indemnity obligations and will be released to Seller upon the expiration of 1 year from the Closing Date.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the nine months ended September 30, 2020 is included net income and foreign currency translation adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $209,596 of cash as of September 30, 2020.

The Company’s bank accounts are deposited in insured institutions. At September 30, 2020, the Company’s bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the nine months ended September 30, 2020.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.

As of September 30, 2020, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) per Share

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the nine months ended September 30, 2020, the potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 3 – OTHER RECEIVABLES – RELATED PARTY

As of September 30, 2020, the Company has $98,589 of other receivables from companies under the control of William Robinson, the Company’s Chairman/ CEO.

NOTE 4 – CONVERTIBLE NOTES

On October 22, 2019, the Company completed a Securities Purchase Agreement, dated as of September 5, 2019 under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on September 5, 2020. The Note is convertible into shares of common stock at any time on or after the 180th calendar day after the issue date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date, or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. For the nine months ended September 30, 2020, this note was totally converted to 8,600,000 shares.

On November 15, 2019, the Company completed a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on July 31, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. For the nine months ended September 30, 2020, this note was totally converted to 7,750,000 shares.

On November 22, 2019, the Company completed a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $40,500 for purchase price of $36,500. The Note will mature on November 22, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) 50% multiplied by the lowest “Trading Price” (defined below) (representing a discount rate of 50% during the prior date of his Note or (ii) the Variable Conversion Price (defined below) (subject to equitable adjustment as further described herein). The “Variable Conversion Price” meaning, 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%). “Market Price” means, for any security as of any date, the lowest traded price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”)as reported by a reliable reporting service (“Reporting Service”) designated by Crown Bridge Partners (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foreign manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes. For the nine months ended September 30, 2020, this note was totally converted to 10,181,813 shares.

On May 4, 2020, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 12% Convertible Note in the aggregate principal amount of $103,000. The Note will mature on May 4, 2021. The default interest rate is 22%.

The Company entered into a settlement agreement and agreed to pay this note off by November 3, 2020.

On June 8, 2020, the Company completed execution of a Securities Purchase Agreement, under which the Company has issued a 12% Convertible Note in the aggregate principal amount of $63,000. The Note will mature on June 8, 2021. The default interest rate is 22%. The company entered into a settlement agreement and agreed to pay this note off by December 7, 2020.

On July 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company has issued a 6% Convertible Note in the aggregate principal amount of $112,000. The Note will mature on July 7, 2021. The default interest rate is 24%.

On July 20, 2020, the Company completed a Securities Purchase Agreement, under which the Company has issued a 6% Convertible Note in the aggregate principal amount of $112,000. The Note will mature on July 20, 2021. The default interest rate is 24%.

On September 16, 2020, the Company completed a Securities Purchase Agreement, under which the Company has issued a 10% Convertible Note in the aggregate principal amount of $112,500. The Note will mature on July 20, 2021.

The discount on for these convertible notes is amortized over the term of the notes. For the nine months ended September 30, 2020, amortization for discount on these convertible notes is $16,917.

NOTE 5 – NOTES PAYABLE

On March 27, 2018, in connection with a change in ownership, UMCCO entered into a SBA Note Payable Agreement pursuant to which a promissory note was issued in the principal amount of $1,021,000 secured by all UMCCO assets. The note matures on March 27, 2031 and requires monthly principal and interest payments of $10,125 with interest at prime plus 2.75%. At September 30, 2020, the unpaid principal balance of the note totaled $905,164.

On March 27, 2018, in connection with a change in ownership, UMCCO entered into a SBA Note Payable Agreement pursuant to which a promissory note was issued in the principal amount of $50,000, which was funded during August 2019. The note requires monthly interest payments with interest at prime plus 3.25%. At September 30, 2020, the unpaid principal balance of the note totaled $40,000.

On November 15, 2018, UMCCO entered into a Note Payable Agreement pursuant to which a zero interest unsecured promissory note was issued in the principal amount of $50,000. The note matured on June 30, 2019 and no required payments until maturity. The note was repaid in full during the first quarter of 2019.

On April 14, 2020, UMCCO received loan proceeds in the amount of $211,518 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses and organizations for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months. UMCCO used the proceeds for purposes consistent with the PPP.

On November 1, 2018, in connection with a change in ownership, Cross-Bo entered into a SBA Note Payable Agreement pursuant to which a promissory note was issued in the principal amount of $1,569,800 secured by all Cross-Bo assets. The note matures on November 1, 2028 and requires monthly principal and interest payments of $19,049 with interest at prime plus 2.75%. At September 30, 2020, the unpaid principal balance of the note totaled $1,369,985.

On November 16, 2018, in connection with a change in ownership, Cross-Bo entered into a Note Payable Agreement pursuant to which zero interest unsecured promissory note was issued in the principal amount of $84,200 due to the former owner. The note matures on November 14, 2033 and requires monthly principal and interest payments of $1,403 beginning in December 2028. At September 30, 2020, the unpaid principal balance of the note totaled $84,200.

On September 26, 2019, Cross-Bo entered into a Note Payable Agreement with a third party pursuant to which a promissory note was issued in the principal amount of $75,000. The note matured on December 25, 2019. The note required monthly interest payments with interest at prime plus 8.50%. On February 21, 2020, the maturity of the note was extended to August 19, 2020. At September 30, 2020, the unpaid principal balance of the note totaled $67,585.

On December 7, 2019, Cross-Bo entered into a SBA Note Payable Agreement pursuant to which a promissory note was issued in the principal amount of $50,000. The note requires monthly interest payments with interest at prime plus 3.25%. At September 30, 2020, the unpaid principal balance of the note totaled $49,000.

On April 14, 2020, Cross-Bo received loan proceeds in the amount of $139,677 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses and organizations for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months. Cross-Bo used the proceeds for purposes consistent with the PPP.

On May 6, 2020, Cross-Bo entered into a Note Payable Agreement with the former owner pursuant to which a distribution payable to the former owner was converted into a promissory note in the principal amount of $355,484. The note matures on May 6, 2025 and requires monthly principal and interest payments of $6,873 with interest at 6.00%. At September 30, 2020, the unpaid principal balance of the note totaled $355,484.

On July 21, 2020, the Company entered into a SBA Loan Agreement with principle amount of $150,000. The annual interest rate is 3.75%. The loan require monthly payment, including principle and interest, of $375 beginning from 12 months from the date of the promissory note. The balance of principal and interest will be payable Thirty 30 years from the date of the promissory note.

NOTE 6 – COMMON STOCK

The Company has 500,000,000 of common stock authorized, $0.001 par value.

There were 107,688,241 shares of common stock issued and outstanding as of September 30, 2020.

NOTE 7 – PREFERRED STOCK

The Company has 20,000,000, $0.0001 par value shares of Series A Preferred stock authorized and 20,000,000 issued and outstanding

The Company has 1,000,000, $0.0001 par value shares of Series B Preferred stock authorized, no shares if which are issued and outstanding

The Company has 11,442,857, $0.0001 par value shares of Series C Preferred stock authorized and issued

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We were not subject to any legal proceedings on September 30, 2020 and no legal proceedings are pending or threatened to the next of our knowledge or belief.

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

COVID-19 RELATED RISKS

The outbreak of the coronavirus may negatively impact sourcing and manufacturing of the products that we sell as well as consumer spending, which could adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our supply chain.

The worldwide outbreak of corona virus could adversely affect our business, results of operations and financial condition. The coronavirus outbreak may materially impact sourcing and manufacturing of our personal protection equipment products that are manufactured in other countries and materials for our products that are sourced in other countries by overseas manufacturers and in other affected regions. Travel within and into other overseas countries may be restricted, which may impact our manufacturers’ ability to obtain necessary materials and inhibit travel of manufacturers and material suppliers. Additionally, there are potential factory closures, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods produced other countries adversely impacted by the coronavirus outbreak, or threat or perceived threat of such outbreak. As a result, we may be unable to obtain adequate inventory from sources from these regions, which could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our customers.

Further, such risks as described above could also adversely affect our customers' financial condition, resulting in reduced spending for the merchandise we sell. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

The COVID-19 Pandemic poses threats to manufacturing capacity and temporary disruption of operations.

Some customers, distributors, and end users alike, are stockpiling product and placing orders to assure a continued supply of garments and personal protective equipment through the duration of the COVID-19 Pandemic. The ability of our industry to ramp up production to meet demand, and how long the pandemic lasts, will have a direct impact on the amount of inventory remaining in distribution channels once the pandemic subsides. This factor, coupled with the possibility of economic recession, could have a deleterious impact on sales for a significant period that could negatively impact our revenues and our third-party manufacturing efficiencies. Our ability to increase market penetration is predicated upon our continued ability to sub-manufacturer at a sufficient capacity, however, there can be no guarantees that our manufacturing will not be negatively impacted by the pandemic or government responses to it. Additionally, there is a risk that government responses to thwart the spread of the virus, in the form of local or regional quarantine or shelter-in-place orders, could require temporary curtailment of manufacturing operations of our manufacturers, or prevent the export of our products from the country of origin. In such cases, our inability to deliver product would negatively impact sales.

Corporate History

We were incorporated in the State of Nevada on January 30, 2013, our inception, under the name Altimo Group Corp., initially to engage in the sale of frozen yogurt machines.

In 2014, Marek Tomaszewski, the Company’s then majority shareholder, issued and sold 8,000,000 shares of its common stock, representing 77% of its outstanding common shares, to Success Holding Group Corp. USA, a Nevada corporation. In 2014, we changed our name to "Success Entertainment Group International Inc.", and the Company shifted its focus to the production and development of internet videos and training videos.

The Company signed several memorandums of understanding (“MOU”) for acquisitions in 2018:

☐	On May 22, 2018, the Company signed an MOU with Magic Skin Technologies Company Ltd, acquiring a 20% interest; Magic Skin focuses on AI-car-detailing and data accumulation.

☐	On September 29, 2018, the Company signed an MOU with Harvest (Shanghai) Technologies Co., a company that focuses on data accumulation through a large database of customers as well as utilizing AI in on-line instruction.

☐	On July 23, 2018, signed an MOU with Beijing ZhongJu HuaDa Ltd., a company that would help establish a College of Commerce to utilize AI and education throughout Asia.

☐	On August 14, 2018, the Company signed an MOU with Taiwan EverLive Telomerase Ltd. with the objective of obtaining more patent rights for the companies.

☐	On September 19, 2018, the Company signed an MOU with Tai Fu Artificial Intelligence Co, Ltd., a large AI company located in Shenzen.

☐	On October 31, 2018, the Company signed an MOU with Taipei Artificial Intelligence (AI) Wallet Technology Co., a company focusing on a platform that allows use of virtual currencies and multi-cash in exchanges.

On February 5, 2019, the Company announced a new MOU with a Beijing AI company to establish a joint venture in Shanghai. None of the above described MOUs went into effect as of September 30, 219.

None of the MOUs described above have gone into effect as of September 30, 2020.

Current Business

Our operations have been restructured under our new name Renavotio, Inc., a holding company focused on infrastructure opportunities, including Medical Infrastructure, which includes Personal Protection Equipment sales and manufacturing, 5G, utility construction, utility management, IoT, water, waste management technology, and related industries. RII initial acquisition targets are infrastructure companies with Personal Protection Equipment sales and manufacturing, utility construction, consulting/operational agreements with small towns or county CO-OPS that operate their own water and sewer systems, providing long-term savings, utilizing smart-utility monitoring, and dedicated engineering and service personnel. These platforms capture utility data from hand-held GPS devices or in-place sensors, with planned use of drones to identify waste contamination, leak detection, and topographic underground utility installation planning.

We operate the following infrastructure and medical platforms through e-commerce, platform sharing; and database-membership:

●	Fiber optics and 5G installation

●	Utility management

●	Medical technology

●	PPE infrastructure products

●	Underground utility construction

Our operations are conducted through:

●	Renavotio Infratech, Inc. (“RII”), a Delaware Corporation and its subsidiaries:

●	Utility Management Corp (“Utility Management”) and its two Subsidiaries, Utility Management & Construction, LLC (“Utility Management LLC”) and Cross-Bo Construction, LLC (“Cross-Bo LLC”)

Renavotio Infratech, Inc. (RII)

RII’s sells personal protective equipment (medical gloves, face masks, face shields, medical gowns). RII has purchased these products from overseas manufacturers; however, due to price gouging and speculation pertaining to the Pandemic related market, RII seeks to develop relationships and agreements with manufacturers in the US to provide fixed price agreements to hospitals, medical distributors, and government agencies.

Utility Management Corp

Utility Management offers thru its subsidiaries the following:

●	Management and operation of water utility systems

●	Water and waste management technology

●	IoT

●	Underground infrastructure, construction, and installation

●	5G technology solutions .

Utility Management & Construction LLC (Utility Management Subsidiary) (“UMCCO”)

UMCCO is an engineering and smart utility management company that provides a one-stop solution for rural communities to reduce the consumption of electricity, natural gas, and water utilities for commercial, industrial, and municipal end users.  UMCCO’s unique approach creates immediate bottom line savings for clients, by providing the engineering, planning, permitting, and installation through their second wholly-owned subsidiary, Cross-Bo Construction (“Cross-Bo”), an Oklahoma limited liability company, specializing in water, sewer, Telcom, and 5G design and installation, establishing a long-term value proposition while also achieving respective sustainability goals

UMCCO also provides consulting and operational services to small towns or county CO-OPS that operate their own water and sewer systems to provide long-term savings, utilizing smart-utility monitoring and dedicated engineering and service personnel. These utility related platforms capture utility data from handheld GPS devices or in-place sensors, with planned use of drones to identify waste contamination, leak detection, and topographic underground utility installation planning. As a community-based management company based in Oklahoma, it specializes in the management and operation of small utility systems (Rural Waters Systems or Public Trusts or Authority), including record keeping, reporting , budgeting, customer correspondence, billing, and engineering. provides water-systems management. Utility Management provides services to over 1200 customers in the Northeast Oklahoma and Southeast Kansas area and intends to expand into other areas of the Midwest.

UMCCO provides geographic information system (“GIS”) solutions, infrastructure management and “smart city” infrastructure technology to construction, environmental consulting, utility, and government clients in the United States. (A “smart city” is an urban area that uses different types of electronic Internet of Things (“IoT”) sensors to collect data and them to manage assets and resources efficiently.)

●	The Utility platforms enables local and distributed teams to do field data collection using mobile devices (iOS and Android) and manage all geospatial data using a web interface; and

●	The Utility Platforms are a collection of components and application program interfaces (APIs) that make it easy to create a full, custom mapping solution very quickly. These components enable extensive and intensive data analysis, routing, and dissemination of geospatial information.

UMCCO has licensed products that use of georeferenced imagery and vector datasets to obtain insights about that data. They can be used for field asset management, cadaster mapping, urban planning, the analysis of aerial and satellite imagery and other typical GIS use cases. These solutions are currently used across a variety of sectors, including utilities, intelligence, materials (mining), industrial (transportation), government (local, state, national and international) and others. In addition, UMCCO has been using this software user for more than three years, these solutions to help map and visualize the locations of subsurface as-built conditions. Going forward, Bravo expects to expand its use of these solutions to locate and map underground telecoms infrastructure. We intend to o invest in research and development to increase the functionality this technology, including incorporating active IoT sensor monitoring and network-connected sensor products that can help create a comprehensive “smart infrastructure” solution for clients. We intend to pursue commercialization of these solutions through investment in product, sales, and business development, and to integrate these platforms into our Infrastructure Services business.

UMCCO’s solutions leverage cloud technology and a mobile-first approach to data acquisition and geo-analytics. The solutions are a set of cloud-based tools to collect, visualize and analyze geographic information. With the UMCCO solutions, a field crew can collect and update data using iOS and Android smartphones and tablets working online or offline. The web interface enables its users to display, analyze and share data easily. Incorporating these solutions allows organizations to streamline mapping workflows and reduce repetitive mapping workflows. On occasions where the customer has a pre-existing GIS or computer-aided design (CAD) system, APIs and plug-ins enable easy integration with them.

Cross-Bo Construction, LLC (Utility Management Subsidiary) (“Cross Bo”)

Cross-Bo operates in Oklahoma, Kansas, and Missouri and provides services on infrastructure projects, specializing in Utility System installation and maintenance, which includes providing the hard assets and expertise to install pipelines for water, wastewater, storm water and gas systems up to thirty-six (“36”) inches in diameter. Cross Bo’s Hydrovac excavators, drilling, and heavy excavating equipment enables it to compete in the municipal utility bidding market for installation of water, wastewater, storm water, and gas system construction and installation. Cross-Bo has expertise in the installation of HDPE, PVC, and Ductile Piping Systems.

Additionally, Cross-Bo operates as a subsurface utility engineering (referred to in the industry as “SUE”) location, inspection and maintenance company, and has developed methodologies, combined with the use of its equipment, to generate detailed records of subsurface “as-built conditions”, such as the location of water, electrical, gas, fiber optic and other critical underground utility infrastructure assets. These services enable construction and maintenance activities to be conducted on a given physical site with the precision needed to limit damage to underground utility infrastructure and to avoid utility outages.

Our Future Plans

We plan to expand our business and service offerings, as follows:

●	Expand our Infrastructure Services , developing relationships with municipalities, utilities, and construction companies.

●	Through Cross-Bo, should it be successful in is planned rollout of 5G mobile telecommunications services, develop and market those 5G services through an expanded geographic area, initially into Kansas and Missouri.

●	Capitalize on infrastructure expansion project in Tulsa, Oklahoma.

●	Capitalize on ATT’s 5G expansion in the Midwest to provide support Infrastructure Services

●	Acquire private companies in the Infrastructure Services area.

●	Seek strategic partnerships and/or revenue sharing opportunities in the niche infrastructure technology solutions area

Our acquisitions strategy intends to focus on post-transaction integration and business improvements, including through cross-selling opportunities and the leveraging of operational efficiencies through a central platform of finance, legal and human resources capabilities.

These solutions will enable our Infrastructure Services business to develop and commercialize new services and products. We intend to continue to invest in the development of additional platform capabilities, including capabilities relating to smart IoT sensors and to help create niche “smart infrastructure” solutions for clients.

Results of Operations

Three months ended in September 30, 2020 compared to the three months ended in September 30, 2019.

Our operating revenue and expenses for the three-month periods ended September 30, 2020 and 2019 are outlined in the table below:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Revenues	$329,004	$40,171
Cost of Revenues	$302,641	$12,407
General and administrative expenses	$746,660	$329,859
Other expenses	$132,098	$—
Net Income (Loss)	$(852,395)	$(128,959)

Revenues

The increase in revenues is due to the 2020 acquisition and an increase in operating activities.

Cost of Revenues

The increase in cost of revenues is due to the 2020 acquisition and an increase in operating activities.

Operating Expenses and Net Loss

We had a net loss of $852,395 for the three months ended September 30, 2020. This is compared with a net loss of $128,959 for the same period in 2019. The increase in net loss is primarily attributable to a significant increase in general and administrating expenses. Operating expenses for the three months ended September 30, 2020 were $746,660 compared with $329,859 for the three months ended September 30, 2019. Our operating expenses during both periods consist primarily of general and administrative expenses, which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The increase in general and administrative expenses during the three month period ended September 30, 2020 is mainly due to an increase in operating activities.

Nine months ended in September 30, 2020 compared to the nine months ended in September 30, 2019.

Our operating revenue and expenses for the three-month periods ended September 30, 2020 and 2019 are outlined in the table below:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Revenues	$2,149,095	$234,812
Cost of Revenues	$1,258,494	$111,265
General and administrative expenses	$1,784,764	$676,727
Other expenses	$239,087	$—
Net Income (Loss)	$(1,133,250)	$(553,180)

Revenues

The increase in revenues is due to the 2020 acquisition and an increase in operating activities.

Cost of Revenues

The increase in cost of revenues is due to the 2020 acquisition and an increase in operating activities.

Operating Expenses and Net Loss

We had a net loss of $1,133,250 for the nine months ended September 30, 2020. This is compared with a net loss of $553,180 for the same period in 2019. The increase in net loss is primarily attributable to a significant increase in general and administrative expenses. Operating expenses for the nine months ended September 30, 2020 were $1,784,764 compared with $676,727 for the nine months ended September 30, 2019. Our operating expenses during both periods consist primarily of general and administrative expenses, which include professional fees (legal, accounting, audit), filing fees associated with the electronic filing of our public disclosure documents, travel expense, communications expenses (telephone, internet), and incidental office expenses (mail, courier, etc.). The increase in general and administrative expenses during the nine month period ended September 30, 2020 is mainly due to an increase in operating activities.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2020	2019
Current Assets	$938,922	$46,258
Current Liabilities	$802,814	$752,900
Working Capital (Deficit)	$136,108	$(706,642)

Cash Flows

	Nine months Ended September 30, 2020	Nine months Ended September 30 2019
Net cash used in operating activities	$1,016,548	$518,125

Net cash used in investing activities	$55,902	$—

Net cash provided by financing activities	$1,050,886	$3,980

Net decrease in cash	$21,565	$514,145

As of September 30, 2020, our total assets and liabilities were $1,945,802 and $4,107,842 compared to $46,258 and $752,900 as at December 31, 2019. Increase in cash used in operating activities for the nine months ended September 30, 2020 is due to a net loss and activities resulting from the acquisitions. The increase in our working capital deficit is primarily due to assets resulting from the acquisitions.

Cashflow from Operating Activities

The increase in cash used in operating expenses is primarily due to net loss an increased activities..

Cashflow from Investing Activities

The increase in cash used in investing expenses is primarily due to purchase of fixed assets.

Cashflow from Financing Activities

The increase in cash provided by investing expenses is primarily due to financing in connection with the issuance of notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

The Company will continue to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $209,596 of cash as of September 30, 2020.

The Company’s bank accounts are deposited in insured institutions. At September 30, 2020, the Company’s bank deposits did not exceed the insured amounts.

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

Basic and diluted Income (Loss)

Per Share Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the nine months ended September 30, 2020, the potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect.

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

Renavotio, Inc.
(Registrant)

Dated: November 16, 2020	By:	/s/ William Robinson
William Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 16, 2020	By:	/s/John Park
John Park
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)