Form 10-K
period 2020-12-31
RENAVOTIO, INC.
filed 2021-04-15
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-188401

RENAVOTIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0385424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 South Boulder Ave., Suite 600, Tulsa, OK	74119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 928-1312

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2020 was $5,926,282 based on a $.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed Fourth fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 122,020,804 common shares as of April 14, 2021.

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

Forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report, other SEC reports, or other such materials are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” mean, Renavotio, Inc. and its subsidiaries, unless otherwise indicated.

DESCRIPTION OF BUSINESS

Reorganization of Corporate Structure

As a result of our acquiring Renavotio Infratech, Inc. via the April 3, 2020 Securities Exchange Agreement described on herein, we adopted a new business plan and corporate structure provided by our subsidiary, Renavotio Infratech, Inc. (“RI”) and RI’s s subsidiary, Utility Management Corp., and our subsidiaries Utility Management & Construction, LLC and Cross-Bo Construction, LLC (the “Reorganization”), that are engaged in the following businesses:

•	Renavotio Infratech, Inc. (“RI”) provides Medical Infrastructure, including sales, marketing, and production of Personal Protection Equipment, Gowns, Mask, Gloves and Disinfectant.
•	RI’s subsidiary, Utility Management Corp’s (“UMC) operating subsidiary Utility Management & Construction, LLC, which provides Water, Sewer and Environmental monitoring.
•	UMS’s second operating subsidiary, Cross-Bo Construction, LLC (“Cross-Bo”) provides Underground Infrastructure installation including Fiber optic, 5G, Water and Sewer installations and construction.

As a result of the Reorganization, our wholly owned subsidiaries became:

•	Renavotio Infratech, Inc., a Delaware corporation, incorporated on March 19, 2020, which operated as a private company from its date of incorporation until we acquired it.
•	Utility Management Corp, a Delaware corporation, incorporated on March 22, 2020, which operated as a private company from its date of incorporation until we acquired it.
•

Utility Management & Construction, LLC and Cross-Bo Construction, LLC, both Oklahoma Limited Liability Companies, incorporated as Limited Liability Companies in Oklahoma on November 29, 2006 and December 22, 2004, respectively, which operated as private companies from their date of incorporation until we acquired them.

Corporate History

We were incorporated in the State of Nevada on January 30, 2013 under the name, Altimo Group Corp, which had a business plan of placing and operating frozen yogurt making machines.

Effective July 14, 2014, we had a change in control. In accordance with the terms and provisions of a May 5, 2014 stock purchase agreement by and among Control Block Seller, Marek Tomaszewski, the seller of an aggregate of 8,000,000 shares of our common stock and Control Block Purchaser, Success Holding Group Corp. USA, a Nevada corporation, the Control Block Purchaser purchased from the Control Block Shareholders, all of the 8,000,000 shares. In connection therewith, effective as of July 14, 2014, we accepted the resignations of our sole officer and director, Marek Tomaszewski as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer effective July 14, 2014. Simultaneously, our Board of Directors (the “Board”) appointed Steve Chen as a member of our Board and the Chief Executive Officer and Brian Kistler as our Director, President, Secretary, Treasurer and Chief Financial Officer. Effective July 14, 2014, our Board, and our majority shareholders approved an amendment to our articles of incorporation to change our name to “Success Entertainment Group International, Inc.” (the “Name Change Amendment”). The Name Change Amendment was approved by our Board of Directors to better reflect our new business operations. The Name Change Amendment was filed with the Secretary of State of Nevada on August 22, 2014 changing our name to “Success Entertainment Group International, Inc.” effective as of the Closing Date.

On July 15, 2014, the Board of Directors of Altimo Group Corp authorized and approved the execution of that certain general release and waiver of debt agreement (the “Release Agreement”) with Marek Tomaszekwsi, our prior President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer (the “Creditor”), pursuant to which the Creditor agreed to waive and release the debt due and owing to it in the aggregate amount of $5,100 (the “Released Debt”). The Release Agreement provides that the Creditor agrees to release, acquit, covenant not to sue and specifically release and waive any claims or rights relating to the Released Debt. Effective July 15, 2014, pursuant to the r change in ownership described above, the focus our direction to becoming a producer/developer of Internet movies and business training films.

On December 1, 2014, our Board authorized an amendment to its Bylaws to change our fiscal year end From March 31 to December 31.

On December 2, 2014, our Board accepted Steve Chen’s resignation our Chief Executive Officer and appointed Chris (Chi Jui) Hong as the Chief Executive Officer and a member of our Board of Directors. Following this appointment, our Board consisted of three members: (i) Steve Andrew Chen; (ii) Brian Kistler; and (iii) Chris (Chi Jui) Hong.

On November 19, 2015, we acquired 100% shares of Double Growth Investment Ltd. On December 9, 2015, we acquired 100% shares of Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited. All these subsidiaries were registered in Republic of Seychelles. We made these acquisitions for future investment purpose. In 2016, we discontinued Coronet Limited, Fortunate Yields Limited, Solution Elite Limited, Ultimate Concept Limited, Viva Leader Limited.

On December 14, 2017, we acquired 100% shares of Success Events (Hong Kong) Limited, a company registered in Hong Kong Special Administrative Region. Success Events (Hong Kong) Limited holds 60% shares of Shenzhen Internet Media Co., Ltd. and 100% shares of Distribution Network Inc. Shenzhen Internet Media Co., Ltd, which was registered in China. Distribution Network Inc. was registered in Seychelles and its main business are holding seminar in Great China Area.

On February 28, 2018, Success Events (Hong Kong) Limited transferred 60% shares of Shenzhen Internet Media Co., Ltd. to the China company , Shenzhen Internet Media Co., Ltd., which is no longer our subsidiary.

On May 30, 2018, Success Events (Hong Kong) Limited acquired 100% shares of Success Win (Shanghai) Co., Ltd.

Effective July 15, 2014, as a result of the change in ownership and management described above, we abandoned our former business plan and adopted the business of producing and developing Internet movies and training films.

On September 26, 2014 we received approval from the FINRA to give effect to the name change approved on July 14, 2015. Our trading symbol concurrently changed to "SEGN" and we were assigned the new CUSIP number 86457R107.

On December 1, 2014, our Board authorized an amendment to our Bylaws to change our fiscal year end From March 31 to December 31.

On December 2, 2014, our Board accepted Steve Chen’s resignation as our Chief Executive Officer, and appointed Chris (Chi Jui) Hong as the Chief Executive Officer and as a member of our Board . Following this appointment, our Board consisted of three members: (i) Steve Andrew Chen; (ii) Brian Kistler; and (iii) Chris (Chi Jui) Hong.

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

In 2020, we entered into the acquisition agreements detailed below in a) – f):

a)	On April 3, 2020, we entered into an acquisition agreement to acquire Renavotio Infratech, Inc. (“RII”) pursuant to which a new business plan was adopted consisting of the Delaware corporation, Utility Management Corp. (“UMC”), an underground infrastructure installation including fiber optic, 5G, and Medical Infrastructure, including Personal protection equipment sales and production. Also, on April 3, 2020, Steve Chen resigned as the Company’s Chairman, Chris (Chi Jui) Hong resigned as our Chief Executive Officer/Director and Brian Kistler resigned as President.

b)	On April 3, 2020, William Robinson was appointed as our Chairman/Chief Executive Officer/President. Following this appointment, our Board of Directors consisted of William Robinson, Steve Andrew Chen, and Brian Kistler.

c)	On July 15, 2020, we completed the purchase of UMC and its two Oklahoma limited liability company subsidiaries, Utility Management & Construction, LLC (“UMCCO”) and Cross-Bo Construction, LLC (“Cross-Bo”). We paid the purchase price of $1,300,000 through the issuance of 18,571,428 shares of our common stock valued at $0.07 per common share.

d)	On July 29, 2020, we filed an application with FINRA for a name change to Renavotio, Inc. (“RI”) and a new trading symbol, RIII, to better illustrate our current business operations, which application FINRA approved on October 11, 2020.

e)	On August 29, 2020, we sold our 3 overseas non-core operating subsidiaries, SEGN Taiwan Limited, Hong Kong Events LTD., and Double Growth, pursuant to an agreement with Success Holding Group Corp. (“SHGR”). SHGR agreed to assume all of the labilities associated with the overseas operations and to in complete its original acquisition of RII, we agreed to issue to SHGR 6,000,000 of our common stock restricted shares.

f)	On October 21, 2020 we entered an agreement to purchase all of the capital stock of Tritanium Labs USA, Inc., an Oklahoma company and its subsidiaries, Tritanium Labs, LLC, an Illinois Limited Liability Company, TruCleanz Distribution, Inc., an Oklahoma Corporation, and Pro N95 USA, LLC, a New Jersey Limited Liability Company. The purchase price of $6,000,000 was to be paid with equity and cash consideration.

Termination of the Tritanium Labs, Inc. Acquisition

We provided an extension document to Tritanium to extend the November 30, 2020 closing date, which Tritanium failed to respond to and the Tritanium agreement was terminated for failure to meet the closing date of October 30, 2020.

Significant Developments

We developed our sales and logistics in connection with the procurement and delivery process of our PPE products.

On October 28, 2020, we and an overseas supplier of 3M N95 1860 Face Masks (the “Face Masks’) completed an agreement for the supply from the overseas supplier for 10 Million Face Masks. Upon completion of our first purchase of 500,000 Face Masks, we are required to purchase the remaining 9.5 Million Face Masks within 2 months after the 500,000 Face Masks purchase. In December 2020, we mutually cancelled the P.O. for the remaining 9,500,000 N95 mask, on the P.O. for 10,000,000 N95 mask order due to issues related to product reliability and potential counterfeit masks being substituted for original issue mask.

In November 2020, we closed the sale of the first tranche of 500,000 N95 masks to a medical supply company representing a state agency buyer.

In December 2020, we received an order of 1,900,000 N95 masks. In December 2020, we cancelled the balance of the remaining 1,400,000 N95 mask, on the P.O. for 1,900,000 N95 mask order due to issues related to product reliability and potential counterfeit masks being substituted for original issue mask.

In December 2020, we expanded our marketing plans with Kevin Harrington who is a principal in Cicero Transact and on our Advisory Board.

In December 2020, we secured production of PPE to supply third parties with masks, gloves and gowns. This reduced the chance of counterfeit products being substituted for original manufactured products.

On January 29, 2021, we, as the Seller, entered into a Securities Purchase Agreement with Tysadco Partners, LLC, a Delaware Limited Liability Company (the “Purchaser), whereby we sold 4,000,000 of our Common Stock Shares to the Purchaser for the Purchase Price of $220,000 or five and one-half cents per share.

On February 1, 2021, we entered into a Corporate Development Advisory Agreement with ClearThink Capital and its affiliate, Tysado Partners, LLC (“Consultant”), for the Consultant to provide various consulting services to us to increase awareness and visibility of the investment community, including developing and implementing an ongoing stock market support system, drafting and distributing our press release, social media engagement, corporate profiles, and providing public market oversight. We agreed to compensate the Consultant with a monthly fee of $7,500 consisting of: (a) $2,500 cash; and (b) $5,000 of our restricted common stock shares to be issued on a quarterly basis in the name of Tysado Partners LLC based on the closing price on the last day of the preceding period. At our option, any portion of the stock compensation may be payable in cash to us. Should we uplist to NASDAQ or the NYSI, the monthly fee payable to the Consultant will increase to $10,000 per month, with the cash component increases to $5,000 per month. We have the option to pay the entire monthly fee in all cash.

On February 1, 2021, we entered into a Marketing and Distribution Agreement (the “Marketing Agreement“) with VerifyMe, Inc. (Nasdaq: VRME) (“VerifyMe”), a company that provides anti-counterfeiting and brand protection solutions. The Marketing Agreement provides that: (a) VerifyMe appoints us as non-exclusive global preferred sales representative to promote, market, distribute and sell VerifyMe products as an enhancement to our personal protection equipment products (“PPE”), including face masks, gloves, gowns, goggles, and face shields, to ensure the authenticity and origin of our PPE; (b) we will not enter into similar agreements or arrangements with any competitor of VerifyMe without its written consent; (c) VerifyMe will grant us preferential pricing of its products for incorporation into our PPE; (d) if we make a sale of PPE incorporating VerifyMe products, we will make prompt payment to VerifyMe for such products; and (e) if we facilitate a direct sale by VerifyMe of PPE incorporating VerifyMe products, VerifyMe will pay us a commission of 15% of revenue that it receives from such sale. The Marketing Agreement may be terminated on 30 days’ notice by either party.

On February 8, 2021, we entered into Master Distribution Agreement with Resgreen Group (RGGI), a leading mobile robotics company, to market and handle all of the logistical functions such as order processing, shipping, billing and collections for the Wanda SD/SA, disinfecting robot.

On February 22, 2021, we announced that we had secured a $2,150,000 initial purchase order from a PPE supplier for boxes of surgical gloves, which order is subject to the buyer's product inspection and final 60% payment.

At our Annual of Stockholders (the “Annual Meeting”) held on February 22, 2021, our stockholders approved each of the proposals set forth below by the final voting results set forth below.

Proposal 1

To elect the following individuals as our directors, each to serve a term of one year or until his or her successor is duly elected or appointed:

	Number of Shares
	Votes For	Votes Withhold
William Robinson	188,710,842	588,681
Dr. Robert Mackey	188,653,001	646,522
Steven Chen	188,653,001	646,522
Brian Kistler	185,453,158	3,846,365

Proposal 2

To ratify the appointment of Yichien Yeh, CPA, as our independent registered public accounting firm:

Number of Shares
Votes For	Votes Against	Abstain
189,399,273	57,500	500

Proposal 3

To ratify the name change from Success Entertainment Group International, Inc. to Renavotio, Inc.:

Number of Shares
Votes For	Votes Against	Abstain
189,309,757	147,516	0

Proposal 4

To approve by an advisory vote regarding executive compensation:

Number of Shares
Votes For	Votes Against	Abstain
188,008,118	1,055,007	236,398

Proposal 5

To approve by an advisory vote the frequency of future executive compensation advisory votes:

Number of Shares
One Year	Two Years	Three Years	Abstain
38,474,913	1,697,613	148,616,086	510,913

Proposal 6

To ratify our 2019 Non-Qualified Stock Incentive Plan and the 2020 Equity Incentive Plan:

Number of Shares
Votes For	Votes Against	Abstain
188,079,258	944,192	276,073

Proposal 7

To increase the authorized preferred stock from an aggregate of 32,442,857 shares of preferred stock to 50,000,000 shares of preferred stock, $0.00001 par value:

Number of Shares
Votes For	Votes Against	Abstain
184,544,374	4,382,335	372,814

Following the Annual Meeting, our Board approved the reappointment of the following executive officers:

•	William Robinson as Chairman of the Board, CEO, President, Secretary/Treasurer, Interim CFO
•	Dr. Robert Mackey as Chief Operating Officer

On March 4, 2021, we entered into an Amended Corporate Development Advisory Agreement , which canceled the February 1, 2021 Agreement, and replaced the compensation terms, as follows: (a) we pay the Consultant a $8,333.33 Monthly Fee for a period of 24 months, which amount will be paid via our restricted common stock shares to be issued in the name of Tysadco; and (b) we pay the Consultant that number of restricted common stock shares earned is 4,000,000 based on our stock value at the March 2, 2020 closing price.

March 24, 2021, we announced that we had secured an additional $1.8 Million purchase order from a PPE medical distributor for surgical gloves, the order is subject to the buyer's product inspection and final payment.

Name Change and Symbol Change

On September 25, 2020, with a Market Effective Date of September 28, 2020, FINRA approved our name change from Success Entertainment Group International, Inc. to Renavotio, Inc., and our OTCQB ticker symbol change to “RIII.” We changed our corporate name with the State of Nevada to Renavotio, Inc. meaning “reborn or renew” in Latin, to better illustrate our current business operations, most significantly our infrastructure services as our tag line is renew and revitalize our infrastructure.

Industry Data

According to the 2021 American Infrastructure Report Card, issued by the American Society of Civil Engineers, all categories of American infrastructure require modernization and improvement. According to the report, nationwide infrastructure funding for the ten years to 2029 is projected to reach $3.3 trillion. Nevertheless, the same report concludes that, at this level of funding, the nation will still face an unmet infrastructure investment gap through 2031 of $2.6 trillion. By 2039, a continued underinvestment in the nation’s infrastructure at current rates will cost $10 trillion in GDP, as well as more than 3 million jobs and $2.4 trillion in exports by 2039. By 2039, America’s overdue infrastructure bill will cost the average American household $3,300 a year, or $63 a week.

Our Operations

We operate the following infrastructure and medical platforms through e-commerce, platform sharing; and database-membership:

•	Fiber optics and 5G installation
•	Utility Management
•	Medical technology
•	PPE infrastructure products
•	Underground utility construction

Our operations are conducted through:

•	Renavotio Infratech, Inc. (“RII”), a Delaware Corporation and its subsidiaries:
•	Utility Management Corp (“Utility Management”) and its 2 Subsidiaries, Utility Management & Construction, LLC (“Utility Management, LLC”) and Cross-Bo Construction, LLC (“Cross-Bo, LLC”)

RII’s sells personal protective equipment (medical gloves, face masks, medical gowns). RII has purchased these products from overseas manufacturers, however, due to price gouging and speculation pertaining to the Pandemic related market, RII seeks to develop relationships and agreements with manufacturers in the US to provide fixed price agreement to hospitals, medical distributers, and government agencies.

Utility Management Corp

Utility Management offers thru its subsidiaries the following:

•	Management and operation of water utility systems
•	Water and waste management technology
•	The Internet of all Things (IoT)
•	Underground infrastructure, construction, and installation
•	5G technology solutions

Utility Management & Construction LLC (Utility Management Subsidiary) (“UMCCO”)

UMCCO is an engineering and smart utility management company that provides a one-stop solution for rural communities to manage and maintain natural gas, internet, waste water, and water utilities for commercial, industrial, and municipal end users. UMCCO’s unique approach creates immediate bottom-line savings for clients, by providing the engineering, planning, permitting, and installation through their second wholly owned subsidiary, Cross-Bo Construction (“Cross-Bo”), an Oklahoma limited liability company, specializing in water, sewer, Telcom, and 5G design and installation, establishing a long-term value proposition while also achieving respective sustainability goals.

Our Business

We operate the following infrastructure and medical platforms through e-commerce, platform sharing; and database-membership:

•	Utility, Water Plant treatment and distribution management
•	Medical Infrastructure, PPE Production and distribution
•	Underground infrastructure, water, sewer, Fiber optic and 5G installation

Our operations are conducted through:

•	Renavotio Infratech, Inc. (“RII”), a Delaware Corporation and its subsidiaries:
•

Utility Management Corp (“Utility Management”), a Delaware corporation and its 2 Subsidiaries; Utility Management & Construction, LLC (“Utility Management LLC”) and Cross-Bo Construction, LLC (“Cross-Bo LLC”), both Oklahoma Limited Liability Companies, and Renavotio Infratech, Inc. is currently the sole member of Utility Management Corp.

Renavotio Infratech, Inc., “(RII”)

RII’s sells personal protective equipment (medical gloves, face masks, face shields, medical gowns). RII has purchased these products from overseas manufacturers; however, due to price gouging and speculation pertaining to the Pandemic related market, over the next 24 months RII seeks to develop direct factory relationships and agreements with manufacturers in the US to provide fixed price agreements to hospitals, medical distributors, and government agencies, for which there are no assurances that RII will be successful in securing such agreements.

Utility Management Corp, (“RII Subsidiary”)

RII’s wholly owned subsidiary, Utility Management, offers the following through its subsidiaries, Utility Management & Construction LLC and Cross-Bo Construction LLC:

•	Management and operation of water utility systems
•	Water and waste management technology
•	The Internet of all Things (IoT)
•	Underground infrastructure, construction, and installation
•	5G technology solutions

Our acquisition of Utility Management Corp. (“Utility Management”) is for the purpose of entering the utility management and underground utility space. In December 2020, Utility Management completed its initial expansion of its turn-key managed utility and constructions services by adding two additional municipalities to its portfolio of customers.

Utility Management & Construction LLC (Utility Management Subsidiary) (“UMCCO”)

UMCCO, an Oklahoma limited liability company, is an engineering and smart utility management company that provides a one-stop solution for rural communities to reduce the consumption of electricity, natural gas, and water utilities for commercial, industrial, and municipal end users. UMCCO’s unique approach creates immediate bottom-line savings for clients, by providing the engineering, planning, permitting, and installation through their second wholly owned subsidiary, Cross-Bo Construction (“Cross-Bo”), an Oklahoma limited liability company that specializes in water, sewer, Telcom, and 5G design and installation, establishing a long-term value proposition while also achieving respective sustainability goals.

UMCCO also provides consulting and operational services to small towns or county CO-OPS that operate their own water and sewer systems to provide long-term savings, utilizing smart-utility monitoring and dedicated engineering and service personnel. These utility related platforms capture utility data from handheld GPS devices or in-place sensors, with planned use of drones to identify waste contamination, leak detection, and topographic underground utility installation planning. As a community-based management company based in Oklahoma, it specializes in the management and operation of small utility systems (Rural Waters Systems or Public Trusts or Authority), including record keeping, reporting, budgeting, customer correspondence, billing, and engineering. provides water-systems management. Utility Management provides services to over 1200 customers in the Northeast Oklahoma and Southeast Kansas area and intends to expand into other areas of the Midwest.

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

•	The Utility platforms enables local and distributed teams to do field data collection using mobile devices (iOS and Android) and manage all geospatial data using a web interface; and
•

The Utility Platforms are a collection of components and application program interfaces (APIs) that make it easy to create a full, custom mapping solution very quickly. These components enable extensive and intensive data analysis, routing, and dissemination of geospatial information

UMCCO has licensed products that use of georeferenced imagery and vector datasets to obtain insights about that data. They can be used for field asset management, cadaster mapping, urban planning, the analysis of aerial and satellite imagery and other typical GIS use cases. These solutions are currently used across a variety of sectors, including utilities, intelligence, materials (mining), industrial (transportation), government (local, state, national and international) and others. In addition, UMCCO has been using this software user for more than three years, these solutions to help map and visualize the locations of subsurface as-built conditions. Going forward, Bravo expects to expand its use of these solutions to locate and map underground telecoms infrastructure. We intend to invest in research and development to increase the functionality this technology, including incorporating active IoT sensor monitoring and network-connected sensor products that can help create a comprehensive “smart infrastructure” solution for clients. Over the next 24 months, we intend to pursue commercialization of these solutions through investment in product, sales, and business development, and to integrate these platforms into our Infrastructure Services business, of which there are no assurances.

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

In December 2020, Utility Management and Construction completed 1500 smart meter installations across the state of Oklahoma. Along with its subsidiary, Cross-Bo Construction, LLC, both companies have completed over 50,000 feet of water line installations and are now bidding on multiple proposals with Municipalities reopening the bidding process, giving Utility management and Cross-Bo potential increased revenue opportunities in 2021.

Our Future Plans

Over the next 24 months, we will attempt to expand our business and service offerings, as follows:

•	Expand our Infrastructure Services, developing relationships with municipalities, utilities, and construction companies.
•

Through Cross-Bo, should it be successful in is planned rollout of 5G mobile telecommunications services, develop and market those 5G services through an expanded geographic area, initially into Kansas and Missouri.

•	Capitalize on infrastructure expansion project in Tulsa, Oklahoma. Capitalize on ATT’s 5G expansion in the Midwest to provide support Infrastructure Services.
•	Acquire private companies in the Infrastructure Services area.
•	Seek strategic partnerships and/or revenue sharing opportunities in the niche infrastructure technology solutions area. .

With all of our acquisitions, we intend to focus on post-transaction integration and business improvements, including through cross-selling opportunities and the leveraging of operational efficiencies through a central platform of finance, legal and human resources capabilities.

These solutions will provide our Infrastructure Services business with a potential competitive advantage and will enable us to develop and commercialize new services and products. We intend to continue to invest in the development of additional platform capabilities, including capabilities relating to smart IoT sensors and to help create niche “smart infrastructure” solutions for clients.

There are no assurances that we will be successful in any of the above described business plans.

Technology-Enabled Infrastructure Solutions

We believe that the infrastructure and infrastructure services industries are starting to adopt new technology solutions to deliver cost savings and compliance adherence. As a result, we believe that smart utility products will provide our Infrastructure Services business with a significant competitive advantage. Similarly, we believe that our Infrastructure Services business will provide our Technology Solutions business with insights from a broad range of infrastructure clients, helping to guide the development of our technology products. We believe our technology platform coupled with our infrastructure client relationships and insights will enable us to develop and commercialize new services and products faster than if we were either an infrastructure services-only, or a technology solutions-only, business. We also expect that sustained operational and business development activities across our businesses will accelerate the commercial penetration of our technology solutions into the infrastructure markets we already serve.

Business Strategies

Our goal is to provide innovative, market-leading solutions for the public and private infrastructure services industry, in particular where new technologies can enhance conventional service and product offerings, for revenue generating opportunities, economies of scale and potential improved operating result. which we plan to achieve our goal through the implementation of the following strategies:

12

•

Acquire Complementary Companies. We plan to selectively acquire companies that expand our existing operations, can leverage their businesses using our existing platform and are accretive to long-term stockholder value.

•

Potential Increased Revenue from Existing Clients. We intend to expand our relationships with our existing clients and increase their business with us by cross selling our technology solutions and infrastructure services, including in multiple markets in the U.S. and globally.

•

Attract New Clients. We intend to invest in sales and business development efforts, including to expand the geographies in which we sell our infrastructure services and technology solutions. For example, Cross-Bo is licensed in Oklahoma, Kansas, and Missouri, and is currently targeting specific projects relating to the 5G telecommunications rollout, a new opportunity in the Midwest and throughout the United States. Additionally, UMMC is utilizing multiple infrastructure management software tools for use in its rural utility management program.

•

Continuously Improve Operations. We intend to continually improve our operations, including reducing costs and increasing productivity, initially through the centralization of shared management services in our parent company. Selectively Invest in Technology and New Services and Products. We intend to invest in our technology and infrastructure platforms to serve the evolving needs of our clients.

Competition

There are many competitors in the sales of personal protection equipment and infrastructure services that have greater assets, revenues, operational resources and financial resources then we do.

We believe there is a significant market opportunity to build a leading infrastructure-focused business that facilitates industry consolidation and delivers cost-effective infrastructure services and technology solutions.

Large and Growing Client Market
Essential Nature of Infrastructure Services Multiple opportunities in the rural footprint we currently operate in One stop service company offering utility management and installation

Infrastructure services are often essential expenditures for municipal governments and others. We believe that the essential nature of infrastructure services for many clients and potential clients will result in long-term growth opportunities and also help generate stable revenue streams over the economic cycle.

Highly Fragmented Provider Market

The U.S. has a large number of small and medium-sized companies providing infrastructure services to public and private customers on a local or regional basis. We believe that many of these companies are closely held or family-owned and -run, whose owners may have few exit opportunities. In addition, we believe that many of these companies need and want to align with larger and better capitalized platforms, potentially resulting in opportunities for our focused acquisition strategy.

Increasing Adoption of New Technologies

Many municipalities, utilities and other market participants are in the early stages of adopting new technologies to monitor and support their infrastructure, such as geospatial mapping and remote sensor technology. These new technology solutions have the potential to increase productivity in, and reduce costs associated with, construction, maintenance, and related activities.

Website

Our website is located at www.renavotio.com. No information from this website is included in this Prospectus.

Research and Development

We have not incurred any research or development expenditures over the last two (2) fiscal years or since our inception.

Intellectual Property

We do currently have any patents, trademarks, or other intellectual property.

Revenue

We generate revenue from the following:

•	Sale of Medical Personal Protection Equipment
•	PPE Production Logistics
•	Infrastructure Services
•	Utility Management
•	Engineering and Service Fees
•	Reoccurring long term operational contracts
•	Installation of Smart utility monitoring of Water, Sewer, Cable and Gas
•	Installation of Water, Sewer, Cable and Gas
•	Planned Fiber Optic and 5G installation

Target Markets

Our target markets include:

•	Hospitals, medical facilities, medical distributors
•	Municipalities, State and Federal and other government bodies
•	Utility companies, Commercial Development projects and Rural Telcom

Intellectual Property

We have no registered patents, trademarks, or other intellectual property.

Dependence on One or a Few Major Customers

We are not dependent upon any major customers.

Employees

We have 3 employees consisting of our Chairman/Chief Executive and Chief Financial Officer, Billy Robinson, Brian Kistler, Corporate Compliance Officer and our Chief Operating Officer, Dr. Robert Mackey.

Utility Management & Construction LLC has the following employees:

•	President, who is also our Chief Operating Officer
•	Controller
•	Operations Manager
•	3 Administrative personnel
•	2 Supervisors
•	1 Meter Reader
•	13 Technicians

Cross-Bo Construction LLC has the following employees:

•	President, who is also our Chief Operating Officer
•	General Manager
•	Contracts Specialist
•	1 Foreman
•	6 Operators
•	Dump truck operator
•	Shop Maintenance Laborer
•	Shop Maintenance

Seasonality of Business

Seasonality does not materially affect our business.

Sources and Availability of Products

We purchase, inventory, and deliver medical protection equipment from our leased fulfillment center in Chattanooga Tennessee. We import medical protective equipment from China, Vietnam, Korea, and Malaysia.

We purchase and inventory waterline, sewer line, meters, and fiber optic cable for our water related infrastructure services through various US located sources.

Raw Materials

We do not use raw materials in our business.

Government Regulations

We are subject to government regulation by the Environmental Protection Agency with respect to our infrastructure services. We are subject to regulation of the following agencies with respect to our sales of medical protection equipment.

•	Department of Commerce
•	US Treasury
•	US Customs
•	EFA

Research and Development

We did not incur any research or development expenditures over the last two (2) fiscal years.

Intellectual Property

We do not currently have any intellectual property.

Real Property

Our executive, administrative and operating offices are located at 601 South Boulder Ave, Suite 600 Tulsa, OK 74119. We pay $300 per month for shared use of the space on a month-to-month basis. We believe that our facilities are adequate for our needs and that additional suitable space is available on acceptable terms as required.

We also own a four-acre 5,500 square foot office complex and a 5,000 square foot warehouse in Ochelata, Oklahoma from which our corporate operations, including Utility Management Corp, Utility Management & Construction, LLC and Cross-Bo Construction, LLC, operate from We purchased the office complex and warehouse, which is subject to an SBA loan of $905,163 and requires a monthly payment of $10,125.

We have PPE fulfillment operation in Chattanooga, Tennessee where we operate in a 230,000 square foot facility. We have a monthly minimum operations cost of $750 monthly on a month-to-month lease basis. All fulfillment operations are on a contract basis and vary month to month.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this Current Report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2020, we have incurred aggregate net losses of $1,752,145. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully begin or complete production of any films, the demand for our productions, and the level of competition and general economic conditions.

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

We have had negative cash flows from operations since inception; we will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $2,000,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We may be unable to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

If we fail to effectively manage the growth of our company and the development of our business, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our business, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to develop, produce, and market our productions, manage operations, and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for infrastructure and personal protection equipment is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new distribution services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

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

We are substantially dependent on the services of William Robinson, our Chairman of the Board of Directors and Chief Executive Officer and other members of our senior management team. The knowledge of Mr. Robinson of our business would be difficult to replace in the event we should lose his services. There can be no assurance that Mr. Robinson will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

Our officers and director may be subject to conflicts of interest

Our officers and directors provide their services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from their other activities. Mr. Robinson and Mr. Kistler , for example, devotes part of his working time to other business endeavors, which include serving as Chairman and Compliance Officer of UAV Corp, with is engaged in Airship and Drone production and technology production business. Potential conflicts which may arise from these relationships include conflicts in deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Currently, we have no policy in place to address such conflicts of interest. As a result, our business and results of operations could be materially adversely affected.

If we are unable to manage our acquisitions and growth effectively, our business could be adversely affected.

A significant expansion of our operations with the addition of our operating subsidiaries, and new personnel will be required in all areas of our operations in order to implement our recent acquisitions in the business of infrastructure services and sales of personal protection equipment. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. There is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our results of operations.

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Because our new business has a limited operating history within our operations, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets.

We expect to incur substantial expenses to meet our reporting obligations as a public company.

We estimate that it will cost approximately $250,000 annually to maintain the proper legal, management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

We will need substantial additional funding to continue our operations, which could result in dilution to our stockholders; we may be unable to raise capital when needed, if at all, which could cause us to have insufficient funds to pursue our operations, or to delay, reduce or eliminate our development of new programs or commercialization efforts.

We expect to incur additional costs associated with operating as a public company and to require substantial additional funding to continue to pursue our business and our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by related parties and other investors and the incurrence of debt. We expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we will likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition, and prospects.

Our officers and director may be subject to conflicts of interest

Some of our officers and directors provide their services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from their other activities.

Billy Robinson, our Chief Executive Officer/Chief Financial Officer, devotes his working time also to other business endeavors, which include serving as Chairman of UAV Corp, an Aerospace communications, Airship, and drone business. Potential conflicts may arise between our CEO’s responsibilities to us and those to UAV Corp, including how much time he devotes to our affairs, as well as what business opportunities may be presented to him, which may arise in a conflict of interest between his interests in UAV Corp and our interests. Billy Robinson controls 50.11% of our outstanding voting shares through his ownership of 19,650,000 Preferred Class A Shares.

Dr. Robert Mackey, our Chief Operating Officer/Director is also the President of Utility Management and Construction, LLC and Cross Bo Construction, LLC, which companies are our wholly owned subsidiaries. Dr. Robert Mackey on a fully diluted basis owns 6.81% of our outstanding shares. Accordingly, there are potential and actual conflicts of interests between and among our Chief Operating Officer’s interests and our interests.

Currently, we have no policy in place to address such conflicts of interest. As a result, our business and results of operations could be materially adversely affected if our officers favor the interests of their interests in other corporations they control over our interests.

A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the current Coronavirus outbreak, could negatively impact our operations.

Our operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

We are susceptible to a widespread outbreak of an illness or other health issue, such as the recent Coronavirus (also referred to herein as “COVID-19 19”) outbreak first reported in Wuhan, Hubei Province, China in December 2019, resulting in millions of confirmed cases identified around the world and in countries in which we conduct business, including the United States. The outbreak has caused governments to implement quarantines, implement significant restrictions on travel, closed schools, and workplaces, and implement work restrictions, all of which can impair normal business operations. Globally air travel has been significantly interrupted as has air freight, ocean freight, and even truck deliveries.

As a result of pandemic outbreaks, businesses have been and can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism. Pandemic outbreaks could also interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our financial condition and operational results.

See additional risk factors regarding COVID-19 below.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. While no cybersecurity attack to date has had a material impact on our financial condition, results of operations or liquidity, the threat remains and the potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

We have made and expect to continue to make acquisitions as a primary component of our new business plan and growth strategy; we may be unable to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our growth strategy has been to acquire complementary businesses to develop our new business plan of infrastructure services. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance our infrastructure services and expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

•	we may be unable to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms
•	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions
•	we compete with others to acquire complementary products, technologies, and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates
•	we may be unable to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions
•	we may ultimately fail to consummate an acquisition; and
•	acquired technologies, products or businesses may not perform as we expect, and we may fail to realize anticipated revenue and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products, or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities, and competitive responses. The difficulties integrating an acquisition include, among other things:

•	issues in integrating the target company’s technologies, products, or businesses with ours
•	incompatibility of marketing and administration methods
•	maintaining employee morale and retaining key employees
•	integrating the cultures of both companies
•	preserving important strategic customer relationships
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•	coordinating and integrating geographically separate organizations

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage
•	use a substantial portion of our cash resources
•	increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition
•

assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges
•	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates
•	incur amortization expenses related to certain intangible assets
•	lose existing or potential contracts as a result of conflict-of-interest issues
•	become subject to adverse tax consequences or deferred compensation charges
•	incur large and immediate write-offs; or
•	become subject to litigation

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers. In the event that any of our officers or directors incurs any expenses, liability or loss resulting from any such action, suit or proceeding, we will be responsible for such expenses, liabilities, or losses, which could have a material adverse effect on our business and financial condition. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our financial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

Our Chief Executive Officer has the ability to control corporate and stockholder matters, providing him with the ability to control or influence stockholder decisions.

Our Chief Executive Officer, William Robinson, owns 19,650,000 Preferred A Shares, which shares on a fully diluted basis may be converted into 136,480,212 Common Shares, which would represent 50.11 % of our Voting Common Stock Shares outstanding. Our Chief Executive Officer’s ability to convert his Preferred A Shares into a majority of our Common Stock Shares outstanding gives him the control over a majority of our outstanding voting power, enabling him to control corporate and stockholder matters, including funding employee equity incentive programs, electing directors, and determining the outcome of all matters submitted to a vote of our stockholders.

Preferred C Shares issued pursuant to Advisory Agreements, if converted into Common Shares, will cause material dilution to Common Stock held by our shareholders.

We have Advisory Agreements with Kevin Harrington and Joe Abrams, which provide for the issuance of an aggregate of 11,442,857 Preferred C Shares. The 11,442,857 Preferred C Shares are convertible at any time at the holder’s option into Common Stock Shares at a valuation of $0.07 per share. Should the 11,442,857 or any material amount thereof be converted into Common Stock Shares, there may be material dilution to the shareholder interests of our shareholders.

We do not have an independent board of directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors consists mostly of current executive officers and consultants, which means that we do not have any outside or independent directors. The lack of independent directors:

•	May prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence.
•	May present us from providing a check on management, which can limit management taking unnecessary risks.
•	Create potential for conflicts between management and the diligent independent decision-making process of the Board.
•	Present the risk that our executive officers on the Board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.
•	Deprive us of the benefits of various viewpoints and experience when confronting challenges that we face.

Because officers serve on our Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

Because we do not have a nominating or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

We do not have a nominating or compensation committee, or any such committee comprised of independent directors. The board of directors performs these functions. No members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the application date for private companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. As of present, there are no new or revised accounting standards that have been issued by the PCAOB or the SEC applicable to us for which we have adopted the application date for private companies.

The JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC. The recently enacted JOBS Act is intended to reduce the regulatory burden on emerging growth companies. The Registrant meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

•

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•

be exempt from any rules that may be adopted by the Public Registrant Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We intend to take advantage of some or all the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Registrant’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Registrant. As a result, investor confidence and the market price of our common stock may be adversely affected.

We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage or financially be unable to obtain such coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

These and other new or changed laws, rules, regulations, and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

The above risks could also adversely affect our customers' financial condition, resulting in reduced spending for the merchandise we sell. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

RISKS RELATED TO OUR SALES OF PERSONAL PROTECTION EQUIPMENT

Because we do not own manufacturing facilities to manufacture personal protective equipment, we are at a competitive disadvantage and subject to other risks.

Other distributors of personal protective equipment have a competitive advantage over us because they operate their own manufacturing facilities, which provides them with a sustainable strategic advantage. This permits such distributors the ability to rapidly scale up production to meet emergency demand, shift production between locations to take advantage of new trade agreements or avoid complications that may arise from trade disputes. By comparison, because we do not have our own manufacturing facilities, we lack the ability to respond as quickly to emergency situations because contractor agreements typically require forecast lead-times.

Our results of operations pertaining to sales of personal protection equipment could be negatively affected by potential fluctuations in foreign currency exchange rates.

Our third-party manufacturing or suppliers of personal protection equipment require payment to be made in US dollars or foreign currencies. Any decrease in the value of the US dollar in relation to foreign currencies could increase the cost of the services provided to us pursuant to existing and future contracts. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change. We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

We face competition from other companies in the personal protection equipment business, a number of which have substantially greater resources than we do.

We face significant competition in sales of personal protection equipment. With sales of personal protection equipment, our competitors, such as DuPont, Honeywell, Ansell, Kimberly Clark, and others have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the disposable and reusable garments and gloves markets are relatively low.

Technological change could negatively affect sales of our products and our performance.

The rapid development of fabric technology continually affects the state of personal protection equipment and may directly impact the performance of our personal protection products. We cannot assure you that we will successfully maintain or improve the effectiveness of our existing products that we obtain from third parties, nor can we assure you that we will successfully identify new opportunities or continue to have the needed financial resources to develop new fabric or apparel manufacturing techniques from third parties in a timely or cost-effective manner. In addition, products manufactured by others may render our products obsolete or noncompetitive. If any of these events occur, our business, prospects, financial condition, and operating results will be materially and adversely affected.

We are subject to risk as a result of international sub manufacturing agreements

Because most of our personal protection products are manufactured at facilities located in China, Vietnam, Malaysia, South Korea, and Turkey, our operations are subject to risks inherent in doing business internationally, including adverse effects on our operations from corruption, war, international terrorism, civil disturbances, political instability, government activities such as border taxes and renegotiation of treaties, deprivation of contract and property rights and currency valuation changes. In addition, periods of international unrest may impede our ability to manufacture goods in other countries and could have a material adverse effect on our business and results of operations.

We may be subject to product substitute inferior products and or counterfeit products that could have a material adverse effect on our business and results of operations.

Because most of our personal protection products are manufactured at facilities located in China, Vietnam, Malaysia, South Korea, South Vietnam and Turkey, our operations are subject to risks inherent in doing business internationally, including adverse effects on our operations from product substation, inferior products and counterfeit products being substituted for original manufacture products. This risk may cause lost funds due to in most cases the cost of PPE product being purchased having the total cost being paid up front.In the event one of these transaction is compromised could have a material adverse effect on our business and results of operations.

We may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims.

Our personal protection products are used for protection from viruses and bacteria and failure to use our products for their intended purposes, in addition to which the failure to use our products properly or the malfunction of our products could result in injury or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture, or sale of our products. If these claims are decided against us, and we are found to be liable, we may be required to pay substantial damages. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our financial condition, results of operations and cash flows.

RISKS RELATED TO OUR INFRASTRUCTURE SERVICES

We face competition from other companies in the infrastructure business, a number of which have substantially greater resources than we do.

With respect to our infrastructure services, our competitors have greater financial, marketing, operational, and sales resources than we do, and such competition could have a material adverse effect on our net sales and results of operations.

Our infrastructure business is subject to various regulatory, development, operational and market risks that may affect our financial results.

Our ability to successfully execute our infrastructure projects is subject to various regulatory, development, operational, litigation and market risks, including:

•

the ability to obtain necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and to maintain those issued approvals and permits and satisfy the terms and conditions imposed therein

•	potential changes in federal, state, provincial and local statutes, and regulations, including environmental
•	requirements, that may prevent a project from proceeding or increase the anticipated cost of the project
•	impediments on our ability to acquire or renew rights-of-way or land rights on a timely basis and on acceptable terms
•	opposition to our projects and operations by third parties, including interest groups
•	the availability of skilled labor, equipment, and materials to complete projects
•

the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials or labor, contractor, or supplier non-performance

•	weather, geologic conditions or other factors beyond our control, that may be material
•	general economic factors that affect the demand for our projects; and
•	the ability to raise financing for these projects

Climate related risks are integrated into multiple of our larger risk categories that encompass operational, financial and stakeholder consequences. This is done because of the interconnected economic, social, and environmental nature of climate impacts requires a comprehensive review within the context of other risks that impact us.

Erosion of stakeholder trust or confidence or changes in our reputation with stakeholders, interest groups, political leadership, the media or other entities could influence actions or decisions about us and our industry and have negative impacts on our business, operations or financial results.

Our infrastructure related operations, projects and growth opportunities require us to have strong relationships with key stakeholders including local communities, Indigenous communities, and other groups directly impacted by our activities, as well as governments and government agencies. Inadequately managing expectations and issues important to stakeholders, including those related to environment and climate change, could affect stakeholder trust and confidence and our reputation.

There could be negative impacts on our business, operations, or financial results due to erosion of stakeholder trust or confidence or changes in our reputation with stakeholders, interest groups (including non-governmental organizations), political leadership, the media, or other entities. Public and stakeholder opinion may be influenced by certain media and others’ negative portrayal of the industry in which we operate as well as their opposition to our projects and ongoing operations. Potential impacts of an erosion of stakeholder trust or confidence or negative public opinion may include loss of business, loss of ability to secure growth opportunities, delays in project execution, increased regulatory oversight, negative impact in obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, any one or a combination of which will negatively impact our results of operations.

Our infrastructure operations may be regulated and failure to secure regulatory approval for our proposed projects, or loss of required approvals for our existing operations, could have a negative impact on our business, financial condition or results of operations.

The nature and degree of regulation and legislation affecting infrastructure services in the United States has experienced significant growth. We may be unable to obtain or maintain all required regulatory approvals for our infrastructure projects. If there is a delay in obtaining any required regulatory approvals, if we fail to obtain or comply with them, or if laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs.

Our infrastructure operations are subject to numerous environmental laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations, and affect or limit our business plans, or expose us to environmental liabilities.

We are subject to environmental laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste. Failure to comply with environmental laws and regulations and failure to secure permits necessary for our operations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations, could result in a material increase in our cost of compliance with such laws and regulations. We may be unable to obtain or maintain all required environmental regulatory approvals and permits for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals or permits, if we fail to obtain or comply with them, or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. We expect that costs we incur to comply with environmental regulations in the future may have a significant effect on our earnings and cash flows.

Our infrastructure operations are subject to operational regulation and other requirements, including compliance with easements and other land tenure documents, and failure to comply with applicable regulations and other requirements could have a negative impact on our business, financial condition or results of operations.

Operational risks relate to compliance with applicable operational rules and regulations mandated by governments, applicable regulatory authorities, or other requirements that may be found in easements or other agreements that provide a legal basis for our operations, breaches of which could result in fines, penalties, awards of damages, operating restrictions (including shutdown of lines) and an overall increase in operating and compliance costs. Scrutiny over the integrity of our assets and operations has the potential to increase operating costs or limit future projects. Potential regulatory changes and legal challenges could have an impact on our future earnings from existing operations and the cost related to new projects. Regulators' future actions may differ from current expectations, or future legislative changes may impact the regulatory environments in which we operate. While we seek to mitigate operational regulation risk by active monitoring and consulting on potential regulatory requirement changes with the respective regulators directly, or through industry associations, and by developing response plans to regulatory changes or enforcement actions, such mitigation efforts may be ineffective or insufficient.

Our infrastructure business requires the retention and recruitment of a skilled workforce, and difficulties recruiting and retaining our workforce could result in a failure to implement our business plans.

Our infrastructure operations and management require the retention and recruitment of a skilled workforce, including engineers, technical personnel, and other professionals. We and our affiliates compete with other companies in the infrastructure industry for this skilled workforce. If we are unable to retain current employees and/or recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased allocated costs to retain and recruit these professionals.

Our insurance coverage may be insufficient to cover our losses in the event of an accident, natural disaster, or other hazardous event.

Our operations are subject to many hazards inherent in our industry. Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. If our insurance coverage is not adequate to cover claims for the foregoing hazards, our results of operations will be materially and negatively impacted.

We may be subject to financial losses, penalties, and other liabilities if we fail to maintain safe work sites, equipment, or facilities regarding our infrastructure operations.

Our safety record with regard to our infrastructure services are critical to our reputation. We maintain health and safety standards to protect our employees, customers, vendors, and the public. Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, chemicals, and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures, we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, and results of operations.

Legislation or other changes in U.S. tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 public health emergency, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.

It cannot be predicted whether, when, in what form or with what effective dates new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds, we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds, we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are presently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. The issuance of such shares will likely result in a reduction of the book value and market price of the original outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control, in which case we would have to modify their existing limit on authorized shares, which they may do in the future.

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

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the OTC Markets electronic quotation system and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative, volatile and thinly traded. The OTC market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently not a broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results
•	announcements of developments by us or our competitors
•	changes in the industries in which we operate
•	regulatory actions regarding our products
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments
•	adoption of new accounting standards affecting the industries in which we operate
•	additions or departures of key personnel
•	introduction of new products by us or our competitors
•	sales of our Common Stock or other securities in the open market; and
•	other events or factors, many of which are beyond our control

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. Shareholders may experience wide fluctuations in the market price of our securities. These fluctuations may have a negative effect on the market price of our securities and may prevent a shareholder from obtaining a market price equal to the purchase price such shareholder paid when the shareholder attempts to sell our securities in the open market. In these situations, the shareholder may be required either to sell our securities at a market price, which is lower than the purchase price the shareholder paid, or to hold our securities for a longer period than planned. An inactive or low trading market may also impair our ability to raise capital by selling shares of capital stock. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. Any of the risks described above could adversely affect our sales and profitability and the price of our Common Stock.

An investment in our shares is highly speculative.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our common stock is subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities is on the over-the-counter market, OTCQB, which is operated by OTC Markets. An investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stocks in public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, probably, will be subject to such penny stock rules for the foreseeable future and our shareholders will likely find it difficult to sell their securities.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price.

Our annual and quarterly operating results may in the future fluctuate significantly depending on factors including the timing of purchase orders, new product releases by us and other companies, gain or loss of significant customers, price discounting of our product, the timing of expenditures, product delivery requirements and economic conditions. Revenues related to our product are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of revenues from our product is dependent on several factors, including, but not limited to, the terms of any license agreement and the timing of implementation of our products by our customers.

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our Common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

The Nevada Revised Statute contains provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

We are subject to the anti-takeover provisions of the NRS. Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in the Company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks can be negatively affected from patterns of fraud and abuse.

Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Our Bylaws and Articles of Incorporation exculpates our officers and directors from certain liability to us or our stockholders.

Our Articles of Incorporation contain a provision that no director or officer will be personally liable to us or our stockholders for damages regarding breaches of fiduciary duty. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our Company. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. Additionally, these provisions and resultant costs may also discourage our bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers, even though such actions, if successful, might otherwise benefit our company and shareholders. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Quantitative and Qualitative Disclosures About Market Risk

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our executive, administrative and operating offices are located at 601 South Boulder Ave, Suite 600 Tulsa, OK 74119. We pay $300 per month for shared use of the space on a month-to-month basis. We believe that our facilities are adequate for our needs and that additional suitable space is available on acceptable terms as required.

We also own a four-acre approximately 5,500 square foot office complex and 5,000 square foot warehouse in Ochelata, Oklahoma from which our corporate operations, including Utility Management Corp, Utility Management & Construction, LLC and Cross-Bo Construction, LLC, operate from. We purchased the office complex and warehouse, which is subject to an SBA loan of $905,163 and requires a monthly payment of $10,125.

We have PPE fulfillment operation in Chattanooga, Tennessee where we operate in a 230,000 square foot facility. We have a monthly minimum operations cost of $750 monthly on a month-to-month lease basis. All fulfillment operations are on a contract basis and vary month to month.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol “RIII.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High		Low
December 31, 2020		$.138	.022
June 30, 2020		$.33	.018
March 31, 2020		$1.51	.22
December 31, 2019		$3.01	3.00
September 30, 2019	$	*N/A	*N/A
June 30, 2019		$2.50	1.00
March 30, 2019	$	*N/A	*N/A

* No trades occurred during this period.

On December 31, 2020, the shareholders’ list showed 171 registered shareholders with 118,525,655 common shares outstanding.

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

Convertible Securities

As of December 31, 2020, we had $500,189 of convertible notes.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of December 31, 2020, we did not have any Unregistered Securities outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of our shares of common stock or other securities for the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Form 10-K, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this report and in the notes to the consolidated financial statements, we have incurred operating losses, and at December 31, 2020, we have a working capital deficiency of approximately $746,000. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations. We have discussed our strategy and plans relating to these matters elsewhere in this report although the consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. Our business strategy may not be successful in addressing these issues, however, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Liquidity and Capital Resources

As of December 31, 2020, we had current assets in the amount of $626,161, consisting of cash in the amount of $113,798, accounts receivable, net of allowance, of $130,301, inventory of $232,344 and other current assets of $149,718.

As of December 31, 2019, we had current assets in the amount of $46,258, consisting of cash in the amount of $26,962, prepayments of $1,436, and other current assets of $17,860.

As of December 31, 2020, we had current liabilities of $1,372,380, consisting of accounts payable of $75,586, accrued expenses of $71,695, convertible notes payable, net of discounts, of $500,189, and current portion of notes payable of $724,910.

As of December 31, 2019, we had current liabilities of $752,900, consisting of accounts payable of $38,574, accrued expenses of $271,086, other payables of $6,699, notes payable to related party of $79,468, loan payable to related party of $170,475, convertible notes payable of $175,917, and income tax payable of $10,681.

We have funded our operations to date through the issuance of notes payable and stock.

Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Critical Accounting Policies

The SEC has requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that the following accounting policies currently fit this definition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or 2019.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest bearing accounts. At December 31, 2020 and 2019, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

UMCCO’s accounts receivable are the result of contracts which require monthly billings for services, installations and maintenance provided by the Company up to the respective monthly billing date. Cross-Bo’s accounts receivable are the result of construction activity, consisting of utility system installation, provided by the Company up to the respective billing date. Accounts receivable is recorded at the invoiced amount and do not bear interest.

Some billed balances are not paid by customers pursuant to retainage provisions within their respective contracts. The balances billed but not paid by customer pursuant to retainage provisions in these contracts are generally due and paid upon completion of the contracts and acceptance by the customer. Based on contract terms and historical collections, the Company expects the retainage balances to be collected within 12 months of the balance sheet date.

The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. During the year ended December 31, 2020, the Company recorded bad debt expense of 213,179. The $328,118 included in the allowance at December 31, 2020 include billed and earned balances which remain unpaid by customers.

Inventory

Inventory is composed of finished goods inventory, specifically gowns (personal protective equipment), valued using weighted average cost, and includes acquisition cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. The Company utilizes a third-party service to manage and secure the Company’s inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation is computed on the straight-line method with useful lives as follows:

Buildings and improvements	15-39 years
Machinery and equipment	7 years
Vehicles	5 years
Office furniture and equipment	5 years
Software	3 years

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets on a periodic basis, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of December 31, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

UMCCO recognizes consulting and operational management service revenues monthly and recognizes maintenance and repair revenues as services are performed.

Cross-Bo and UMCCO recognize construction revenues, which result from utility system installations, monthly as services are performed and materials are used.

Infratech recognizes revenues from the sale of personal protective equipment when performance obligations are satisfied, which occurs when materials are shipped to the customer.

Renavotio recognizes revenues from training seminars upon completion of the training seminar when services have been provided.

The Company’s contracts require monthly billings consisting of services performed and materials used through the billing date. Accordingly, the Company does not incur expenses which are not billed or bill customers for unearned amounts. Performance obligations are satisfied as services are performed and materials used for which control has been transferred to the customer upon installation. At December 31, 2020 and 2019, the Company had no unsatisfied performance obligations. See Note 9 for disaggregated revenues and customer concentrations.

Components of Results of Operations

Revenues

UMCCO recognizes consulting and operational management service revenues monthly and recognizes maintenance and repair revenues as services are performed.

Cross-Bo and UMCCO recognize construction revenues, which result from utility system installations, monthly as services are performed and materials are used.

Infratech recognizes revenues from the sale of personal protective equipment when performance obligations are satisfied, which occurs when materials are shipped to the customer.

Renavotio recognizes revenues from training seminars upon completion of the training seminar when services have been provided.

Cost of Revenues

Our cost of revenues consists primarily of payroll for revenue generating operations, cost of materials, contract labor and rented equipment.

General and Administrative

Our general and administrative expenses consist primarily of payroll for our administrative employees, outside consulting, legal and accounting services, insurance, facilities, and other supporting overhead costs.

Results of Operations

The results of our consolidated operations are summarized as follows:

	Year Ended December 31,
	2020	2019

Revenues	$4,124,300	$233,249
Cost of revenues	3,468,096	117,486
Gross profit	656,204	115,763
Expenses
General and administrative	2,135,222	1,677,002
Depreciation	80,981	-
Other (income) expense	192,530	-
Provision for income taxes	-	(110,901)
Foreign currency translation adjustment	2,616	(4,075)
	2,411,349	986,426

Comprehensive loss	$(1,755,145)	$(1,446,263)

Revenues

The following table summarizes our historical revenues:

	For the Years Ended December 31,
	2020	2019
Personal Protective Equipment	$3,140,793	$-
Construction	405,515	-
Management	516,275	-
Repair & Maintenance	61,717	-
Training Seminars	-	233,249
	$4,124,300	$233,249

	For the Years Ended December 31,
	2020	2019
Personal Protective Equipment	76.2%	*
Construction	9.8%	*
Management	12.5%	*
Repair & Maintenance	1.5%	*
Training Seminars	*	100%

The shift and increase in revenues were due to the acquisition of Infratech and UMC during 2020.

Cost of Revenues

Cost of revenues increased from 2019 to 2020 due to the acquisition of Infratech and UMC during 2020. Cost of revenues for the years ended December 31, 2020 and 2019 were $3,468,096, and $117,486, respectively. Cost of revenues as a percentage of revenues for the years ended December 31, 2020 and 2019 were 84%, and 50%, respectively.

General and Administrative

General and administrative expenses increased from 2019 to 2020 due to the acquisition of Infratech and UMC during 2020. General and administrative expenses for the years ended December 31, 2020 and 2019 were $2,135,222, and $1,677,002, respectively. General and administrative expenses as a percentage of revenues for the years ended December 31, 2020 and 2019 were 52%, and 719%, respectively.

Depreciation

During 2020, the Company incurred $80,981 in depreciation expenses on the assets acquired as part of the UMC acquisition.

Other Income

During the year ended December 31, 2020, the Company had other income totaling $159,917 from relief payments made under the CARES Act for principal and interest on SBA notes payable.

Other Expense

During 2020, the Company incurred $195,963 in interest expenses and $156,484 in penalties and fees related to its debt obligations.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, there were no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019, AND FOR THE YEARS THEN ENDED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Renavotio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renavotio, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment of goodwill

As discussed in Notes 10 to the consolidated financial statements, goodwill was recognized in business acquisition and it was $3,553,698 as of December 31, 2020. The Company determined the fair value of the goodwill based on the market value of shares issued in business acquisition as well as fair value of assets and liabilities of acquired companies as of acquisition date.

We identified the assessment of impairment of goodwill as a critical audit matter. We evaluated recoverability of goodwill by comparing the forecasted undiscounted cash flows of the acquired companies’ operations to the carrying value of goodwill. A high degree of auditor judgment was required in assessing the sales growth rates used to estimate the forecasted undiscounted cash flows of the acquired companies.

The following are the primary procedures we performed to address this critical audit matter.

•	We compared the sales growth rates of acquired companies to the historical sales growth rates and the Companies’ operation plans.
•	We performed sensitivity analyses over the sales growth rates of acquired companies to assess their impact on the restaurants’ forecasted undiscounted cash flows.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2015.

Oakland Gardens, New York
April 14, 2021

RENAVOTIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$113,798	$26,962
Accounts receivable, net of allowance of $328,118	130,301	-
Inventory	232,344	-
Prepayments	-	1,436
Other receivables, related party	147,553	10,800
Other current assets	2,165	7,060
Total current assets	626,161	46,258

Property and equipment, net of accumulated depreciation of $80,981	486,096	-
Goodwill	3,553,698	-

Total assets	$4,665,955	$46,258

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$75,586	$38,574
Accrued expenses	71,695	271,086
Other payables	-	6,699
Notes payable, related party	-	79,468
Loan payable, related party	-	170,475
Convertible notes payable, net of discount of $34,801	500,189	175,917
Notes payable, current portion	724,910	-
Income tax payable	-	10,681
Total current liabilities	1,372,380	752,900

Notes payable, net of current portion	2,603,467	-

Total liabilities	3,975,847	752,900

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Preferred stock, Series A, $0.00001 par value, 20,000,000 shares authorized, 20,000,000 and -0- issued and outstanding, respectively	200	-

Preferred stock, Series C, $0.00001 par value, 11,442,857 shares authorized, 11,442,857 and -0- issued and outstanding, respectively	114	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,200,005 and 75,135,000 issued and outstanding, respectively	120,200	75,135
Additional paid-in capital	3,330,221	223,705
Accumulated deficit	(2,760,627)	(1,008,098)
Accumulated other comprehensive income (loss)	-	2,616

Total stockholders' equity (deficit)	690,108	(706,642)

Total liabilities and stockholders' equity (deficit)	$4,665,955	$46,258

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	December 31,
	2020	2019

Revenues	$4,124,300	$233,249
Cost of revenues	3,468,096	117,486
Gross profit	656,204	115,763

Operating expenses
General and administrative	2,135,222	1,677,002
Depreciation	80,981	-
Total operating expenses	2,216,203	1,677,002

Loss from operations	(1,559,999)	(1,561,239)

Other income and (expense)
Interest expense	(195,963)	-
Other income	159,917	-
Other expense	(156,484)	-
Total other income (expense)	(192,530)	-

Net loss from operations before taxes	(1,752,529)	(1,561,239)

Provision for income taxes	-	(110,901)

Net loss	$(1,752,529)	$(1,450,338)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,616)	4,075

Comprehensive loss	$(1,755,145)	$(1,446,263)

Loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	94,092,907	75,070,205

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balances at December 31, 2018	-	$-	75,000,000	$75,000	$26,340	$442,240	$(1,459)	$542,121

Shares issued for compensation	-	-	135,000	135	197,365	-	-	197,500

Foreign currency adjustment	-	-	-	-	-	-	4,075	4,075

Net income	-	-	-	-	-	(1,450,338)	-	(1,450,338)

Balances at December 31, 2019	-	-	75,135,000	75,135	223,705	(1,008,098)	2,616	(706,642)

Shares issued for services	11,442,857	114	14,390,000	14,390	531,110	-	-	545,614

Shares issued for conversion of debt	-	-	26,531,813	26,532	167,346	-	-	193,878

Shares issued for private placements	-	-	8,325,848	8,326	387,971	-	-	396,297

Shares issued for inventory	-	-	1,245,916	1,246	178,254	-	-	179,500

Shares exchanged in acquisition	20,000,000	200	(24,000,000)	(24,000)	560,406	-	-	536,606

Shares issued for acquisition	-	-	18,571,428	18,571	1,281,429	-	-	1,300,000

Foreign currency adjustment	-	-	-	-	-		(2,616)	(2,616)

Net loss	-	-	-	-	-	(1,752,529)	-	(1,752,529)

Balances at December 31, 2020	31,442,857	$314	120,200,005	$120,200	$3,330,221	$(2,760,627)	$-	$690,108

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31
	2020	2019
OPERATING ACTIVITIES
Net loss	$(1,752,529)	$(1,450,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	-	4,075
Depreciation expense	80,981	-
Amortization of debt discount	31,678	4,417
Financing fees and penalties	100,099	-
Bad debt expense	213,179	703,491
Gain on forgiveness of note installments	(156,215)	-
Stock based compensation	545,614	197,500
Changes in operating assets and liabilities:
Accounts receivable	(103,516)	1,143,728
Inventory	(82,834)	-
Prepayments	-	(1,436)
Other receivables	-	(132,513)
Advance to director	-	(248,365)
Other current assets	139	(7,060)
Accounts payable	12,709	(938,287)
Accrued expenses	96,967	141,702
Other payables	-	1,554
Income tax payable	-	(110,928)
NET CASH USED IN OPERATING ACTIVITIES	(1,013,728)	(692,460)

INVESTING ACTIVITIES
Advances to related party, net	(147,553)	-
Cash received in acquisition	323,429	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	175,876	-

FINANCING ACTIVITIES
Loans from related parties	-	27,150
Proceeds from notes payable	150,000	-
Repayments of notes payable	-	-
Proceeds from convertible notes payable	649,750	171,500
Repayment of convertible notes payable	(271,359)	-
Proceeds from private placements	396,297	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	924,688	198,650

NET INCREASE (DECREASE) IN CASH	$86,836	$(493,810)
CASH, BEGINNING OF YEAR	26,962	520,772
CASH, END OF YEAR	$113,798	$26,962

CASH PAID FOR INCOME TAXES	$10,681	$-
CASH PAID FOR INTEREST	$125,379

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Private placements paid with inventory	$149,510	$-
Original issuance discount on convertible notes	$56,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Renavotio, Inc. (the “Company”) was incorporated under the laws of State of Nevada on January 30, 2013, as Altimo Group Corp. On August 22, 2014, the Company changed its name to Success Entertainment Group International, Inc. On July 29, 2020, the Company changed its name to Renavotio, Inc.

On April 3, 2020, the Company entered into an acquisition agreement to acquire Renavotio Infratech, Inc. (“Infratech”), a Delaware corporation, pursuant to which a new business plan was adopted consisting of Infratech, an underground infrastructure installation including fiber optic, 5G, and Medical Infrastructure, including Personal protection equipment sales and production. Prior to the acquisition, Infratech had no operations, assets or liabilities.

On April 3, 2020, Steve Chen resigned as the Company’s Chairman, Chris (Chi Jui) Hong resigned as the Company’s Chief Executive Officer/Director, and Brian Kistler resigned as President. Also, on April 3, 2020, William Robinson was appointed as the Company’s Chairman, Chief Executive Officer, and President. Following this appointment, the Company’s Board of Directors consisted of William Robinson, Steve Andrew Chen, and Brian Kistler.

On July 15, 2020, the Company completed the purchase of Utility Manegement Corp. (“UMC”) and its two wholly owned subsidiaries, Utility Management & Construction, LLC (“UMCCO”) and Cross-Bo Construction, LLC (“Cross-Bo). UMCCO, an Oklahoma Limited Liability Company formed on November 29, 2006, provides consulting, operational management and maintenance services to small towns or county CO-OPS that operate their own water and sewer systems. Cross-Bo, an Oklahoma Limited Liability Company formed on December 22, 2004, provides services on infrastructure projects, specializing in utility system installation. The Company issued 18,571,428 shares of common stock valued at $1,300,000 and assumed the assets and liabilities of UMC, as detailed in Note 10.

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

On July 29, 2020, the Company filed an application with FINRA for a name change to Renavotio, Inc. (“RI”) and a new trading symbol, RIII, which was approved by FINRA October 11, 2020, to better illustrate its current business operations.

On October 21, 2020 the Company entered an agreement to purchase Tritanium Labs USA, Inc., an Oklahoma company and its subsidiaries, Tritanium Labs, LLC, an Illinois Limited Liability Company, TruCleanz Distribution, Inc., an Oklahoma Corporation, and Pro N95 USA, LLC, a New Jersey Limited Liability Company. The purchase price of $6,000,000 is to be paid as follows: (i) an initial payment of $250,000) and (ii) such number of shares of the Parent’s common stock, par value $.0001per share (“Parent Stock”), as shall be equal to (x)$5,750,000 divided by (y) (1) [$.12] (the “Share Consideration”). 75% of the number of shares constituting the Share Consideration is required to be delivered to the Seller as part of the Closing Consideration and 25% of such shares designated as Holdback Shares will be held back by Buyer to secure Seller’s indemnity obligations and will be released to Seller upon the expiration of 1 year from the Closing Date. The agreement has not closed as of the date these financial statements were issued.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

•	Double Grown Investment, Ltd. – From November 19, 2015 until August 29, 2020
•	Success Events (Hong Kong) Limited – From December 14, 2017 until August 29, 2020
•	SEGN Taiwan Limited – From February 27, 2019 until August 29, 2020
•	Renavotio Infratech, Inc. – From April 3, 2020
•	Utility Management Corp. – From July 16, 2020

o	Utility Management and Constriction, LLC – From July 16, 2020
o	Cross-Bo Construction, LLC – From July 16, 2020

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

At December 31, 2020, the Company’s total current liabilities of approximately $1,372,000 exceeded its current assets of approximately $626,000 by approximately $746,000. During the years ended December 31, 2020 and 2019, the Company had a net loss of approximately $1,753,000 and $1,450,000, respectively. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the next twelve months from the issuance of these financial statements. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or 2019.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest bearing accounts. At December 31, 2020 and 2019, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

UMCCO’s accounts receivable are the result of contracts which require monthly billings for services, installations and maintenance provided by the Company up to the respective monthly billing date. Cross-Bo’s accounts receivable are the result of construction activity, consisting of utility system installation, provided by the Company up to the respective billing date. Accounts receivable is recorded at the invoiced amount and do not bear interest.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. During the year ended December 31, 2020, the Company recorded bad debt expense of 213,179. The $328,118 included in the allowance at December 31, 2020 include billed and earned balances which remain unpaid by customers.

Inventory

Inventory is composed of finished goods inventory, specifically gowns (personal protective equipment), valued using weighted average cost, and includes acquisition cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. The Company utilizes a third-party service to manage and secure the Company’s inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation is computed on the straight-line method with useful lives as follows:

Buildings and improvements	15-39 years
Machinery and equipment	7 years
Vehicles	5 years
Office furniture and equipment	5 years
Software	3 years

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets on a periodic basis, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company evaluates its tax positions on an annual basis, and as of December 31, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

UMCCO recognizes consulting and operational management service revenues monthly and recognizes maintenance and repair revenues as services are performed.

Cross-Bo and UMCCO recognize construction revenues, which result from utility system installations, monthly as services are performed and materials are used.

Infratech recognizes revenues from the sale of personal protective equipment when performance obligations are satisfied, which occurs when materials are shipped to the customer.

Renavotio recognizes revenues from training seminars upon completion of the training seminar when services have been provided.

The Company’s contracts require monthly billings consisting of services performed and materials used through the billing date. Accordingly, the Company does not incur expenses which are not billed or bill customers for unearned amounts. Performance obligations are satisfied as services are performed and materials used for which control has been transferred to the customer upon installation. At December 31, 2020 and 2019, the Company had no unsatisfied performance obligations. See Note 9 for disaggregated revenues and customer concentrations.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. During the years ended December 31, 2020 and 2019, the Company had no advertising expenses.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the FASB ASC No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Basic and Diluted Loss Per Share

Basic net loss/income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The Company adopted ASU 2016-02 as of January 1, 2019. However, the adoption did not have a material impact on the Company’s financial position or results of operations as the Company’s leases were month-to-month.

Recently Issued Accounting Standards

During the year ended December 31, 2020, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31, 2020	December 31, 2019

Land	$25,000	$-
Buildings and improvements	86,473	-
Machinery and equipment	376,503	-
Vehicles	56,835	-
Office furniture and equipment	5,512	-
Software	16,754	-
	567,077	-
Less accumulated depreciation	(80,981)	-
Property and equipment, net	$486,096	$-

Depreciation expense was $80,981 and $-0- for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – DEBT

Convertible Notes Payable

On October 22, 2019, the Company completed a Securities Purchase Agreement, dated as of September 5, 2019 under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on September 5, 2020. The Note is convertible into shares of common stock at any time on or after the 180th calendar day after the issue date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date, or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. During the year ended December 31, 2020, this note was fully converted into 8,600,000 shares of the Company’s common stock.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2019, the Company completed a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on July 31, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. During the year ended December 31, 2020, this note was fully converted into 10,181,813 shares of the Company’s common stock.

On November 22, 2019, the Company completed a Securities Purchase Agreement, under which the Company has issued a 5% Convertible Note in the aggregate principal amount of $40,500 for purchase price of $36,500. The Note will mature on November 22, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) 50% multiplied by the lowest “Trading Price” (defined below) (representing a discount rate of 50% during the prior date of his Note or (ii) the Variable Conversion Price (defined below) (subject to equitable adjustment as further described herein). The “Variable Conversion Price” meaning, 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%). “Market Price” means, for any security as of any date, the lowest traded price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”)as reported by a reliable reporting service (“Reporting Service”) designated by Crown Bridge Partners (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foreign manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes. During the year ended December 31, 2020, this note was fully converted into 7,750,000 shares of the Company’s common stock.

On May 4, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 12% Convertible Note in the aggregate principal amount of $103,000 maturing on May 4, 2021. The Company entered into a settlement agreement and on November 3, 2020, the $103,000 note, plus $48,971 in penalties, was paid in full.

On June 8, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 12% Convertible Note in the aggregate principal amount of $63,000 maturing on June 8, 2021. The Company entered into a settlement agreement and on December 3, 2020, the $63,000 note, plus $29,878 in penalties, was paid in full.

On July 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 6% Convertible Note in the aggregate principal amount of $112,000 maturing on July 7, 2021. The note has a fixed conversion price of $0.07 per share of common stock. During the quarter ended December 31, 2020, the Company repaid $13,070 of the principal. At December 31, the remaining principal balance of the note totaled $98,930.

On July 20, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 6% Convertible Note in the aggregate principal amount of $112,000 maturing on July 20, 2021. The note has a fixed conversion price of $0.07 per share of common stock. During the quarter ended December 31, 2020, the Company repaid $13,440 of the principal. At December 31, the remaining principal balance of the note totaled $98,560.

On September 16, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on June 16, 2021. The note has a fixed conversion price of $0.12 per share of common stock. At December 31, the remaining principal balance of the note totaled $112,500.

On October 28, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on July 28, 2021. The note has a fixed conversion price of $0.12 per share of common stock. At December 31, the remaining principal balance of the note totaled $112,500.

On December 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on September 7, 2021. The note has a fixed conversion price of $0.12 per share of common stock. At December 31, the remaining principal balance of the note totaled $112,500.

The debt discounts for these convertible notes are amortized over the term of the notes. For the years ended December 31, 2020 and 2019, amortization of debt discounts on these convertible notes totaled $31,678 and $4,417, respectively.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

On March 27, 2018, UMCCO entered a SBA Note Payable agreement for cash proceeds totaling $1,021,000. The note, which is secured by all UMCCO’s assets, requires monthly principal and interest payments of $10,125 until maturity on March 27, 2031 with interest at prime plus 2.75%. During the year ended December 31, 2020, UMCCO repaid $26,532 of the principal and received principal and interest relief from the SBA under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") totaling $27,457 and $21,979, respectively. At December 31, 2020, the unpaid principal balance of the note totaled $891,062.

On March 27, 2018, UMCCO entered into a SBA note payable agreement for cash proceeds totaling $50,000 which was funded in August 2019. The note required monthly interest only payments at prime plus 3.25% with unpaid principal due at maturity on March 21, 2020. During the year ended December 31, 2020, UMCCO repaid $477 of the principal. At December 31, 2020, the unpaid principal balance of the note totaled $49,523. Due to the ongoing COVID-19 pandemic, the lender has not held UMCCO in default. On November 12, 2020, the maturity date of the note was extended to May 12, 2021.

On April 14, 2020, pursuant to the Paycheck Protection Program under the CARES Act, UMCCO received a two-year loan for $211,518. Interest is deferred for six months, then is at 1% until maturity in April 2022. At December 31, 2020, the unpaid principal balance of the note totaled $211,518. The loan and related interest were forgiven on January 6, 2021.

On November 1, 2018, Cross-Bo entered a SBA Note payable agreement for $1,569,800. The note, which is secured by all Cross-Bo’s assets, requires monthly principal and interest payments of $19,049 until maturity on November 1, 2028 with interest at prime plus 2.75%. During the year ended December 31, 2020, Cross-Bo repaid $38,268 of the principal and received principal and interest relief from the SBA under the CARES Act totaling $57,617 and $51,992, respectively. At December 31, 2020, the unpaid principal balance of the note totaled $1,359,961.

On November 16, 2018, Cross-Bo entered a zero interest $84,200 Note Payable agreement. The note, which is unsecured, requires monthly principal payments of $1,403 beginning on December 15, 2028 until maturity on November 14, 2033. At December 31, 2020, the unpaid principal balance of the note totaled $84,200.

On December 7, 2018, Cross-Bo entered into a SBA note payable agreement for cash proceeds totaling $50,000 which was funded in January 2019. The note requires monthly interest only payments at prime plus 3.25% with unpaid principal due at maturity on December 7, 2028. During the year ended December 31, 2020, Cross-Bo repaid $1,000 of the principal. At December 31, 2020, the unpaid principal balance of the note totaled $49,000.

On January 16, 2019, Cross-Bo entered into a note payable agreement with a financial institution to purchase equipment totaling $14,988. The note, which is secured by the purchased equipment, requires monthly principal and interest payments of $664 until maturity on January 16, 2021 with interest at 5.99%. During the year ended December 31, 2020, Cross-Bo repaid $7,021 of the principal. At December 31, 2020, the unpaid principal balance of the note totaled $1,322. The note was repaid during the first quarter of 2021.

On September 26, 2019, Cross-Bo entered into a note payable agreement with a financial institution for cash proceeds totaling $75,000. The note required monthly interest only payments at 8.50% with unpaid principal due at maturity on December 25, 2019. The maturity of the note was subsequently extended to August 19, 2020. During the year ended December 31, 2020, Cross-Bo repaid $7,415 of the principal. At December 31, 2020, the unpaid principal balance of the note totaled $67,585. Due to the ongoing COVID-19 pandemic, the lender has not held UMCCO in default. On November 12, 2020, the maturity date of the note was extended to May 12, 2021.

On April 14, 2020, pursuant to the Paycheck Protection Program under the CARES Act, Cross-Bo received a two-year loan for $139,677. Interest is deferred for six months, then is at 1% until maturity in April 2022. At December 31, 2020, the unpaid principal balance of the note totaled $139,677. The loan and related interest were forgiven on February 18, 2021.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2020, Cross-Bo entered into a note payable agreement with a former owner for $355,484. The note, which is unsecured, requires monthly principal and interest payments of $6,873 until maturity on May 6, 2025 with interest at 6.00%. During the year ended December 31, 2020, Cross-Bo repaid $30,955 of the principal. At December 31, 2020, the unpaid principal balance of the note totaled $324,529.

On June 18 2020, the Company entered into a note payable agreement for $150,000. The note, which is unsecured, requires monthly interest payments at 6.00% until maturity, with the principal due at maturity on June 18, 2050. At December 31, 2020, the unpaid principal balance of the note totaled $150,000.

During the year ended December 31, 2020, the Company incurred interest expenses related to debt totaling $195,963.

Future Maturities

The Company’s future maturities of convertible notes payable and notes payable are as follows:

For the year ended
December 31,	Amount
2021	$1,259,900
2022	266,589
2023	286,742
2024	308,293
2025	290,033
Thereafter	1,451,810
$2,863,367

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company has $147,553 of other receivables from companies under the control of William Robinson, the Company’s Chairman and CEO.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

The Company has 500,000,000 common shares authorized, $0.001 par value. At December 31, 2020 and 2019, there were 120,200,005 and 75,135,000 common shares issued and outstanding, respectively.

Preferred Stock

The Company has 20,000,000 Series A Preferred shares authorized, $0.0001 par value. At December 31, 2020 and 2019, there were 20,000,000 and -0- Series A Preferred shares issued and outstanding, respectively.

The Company has 1,000,000 Series B Preferred shares authorized, $0.0001 par value. At December 31, 2020 and 2019, there were no Series B Preferred shares issued and outstanding.

The Company has 11,442,857 Series C Preferred shares authorized, $0.0001 par value. At December 31, 2020 and 2019, there were 11,442,857 and -0- Series C Preferred shares issued and outstanding, respectively.

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DISAGGREGATED REVENUES

Substantially all of the Company’s 2020 revenues were generated in the state of Oklahoma. The Company has a concentration of customers in the water and utilities industries which expose the Company to a concentration of credit risk within a single industry. The customers in these industries are usually owned by local government authorities, reducing the Company’s credit risk.

Revenue by type for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Personal Protective Equipment	76.2%	*
Construction	9.8%	*
Management	12.5%	*
Repair & Maintenance	1.5%	*
Training Seminars	*	100%

Revenue concentrations by customer for the year ended December 31, 2020 was as follows:

	Personal Protective Equipment	Construction	Management	Repair & Maintenance	Total
Customer A	44.4%	*	*	*	33.8%
Customer B	39.7%	*	*	*	30.2%
Customer C	*	*	52.9%	*	*
Customer D	*	*	14.3%	35.2%	*
Customer E	*	31.1%	*	*	*
Customer F	*	28.4%	*	*	*
Customer G	*	18.5%	*	*	*
Customer H	*	*	*	24.9%	*
Customer I	*	*	*	13.7%	*
Customer J	*	*	*	12.3%	*

Accounts receivable concentrations by customer as of December 31, 2020 and 2019 were as follows:

	2020	2019
Customer E	38.9%	*
Customer K	18.2%	*
Customer C	13.0%	*

* = Less than 10%

NOTE 10 – UMC ACQUISITION

On July 15, 2020 (the “Closing Date”), Utility Management Corp.’s securities were acquired by Renavotio, Inc., through its wholly owned subsidiary, Renavotio Infratech, Inc., under the terms of a Securities Purchase Agreement (“SPA”) by and between Company and the shareholder of UMC. Pursuant to the SPA, Infratech acquired 100% of the ownership of UMC from the shareholder of UMC for newly issued shares of the Company’s common stock.

In connection with Infratech’s acquiring UMC, consummated on July 15, 2020 the Company issued common shares of the Company preliminarily valued at $1,300,000 to the shareholder of UMC.

Based on the terms of the purchase, the Company has concluded the transaction represents a business combination pursuant to FASB ASC Topic 805, “Business Combinations.”

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price to the tangible assets and liabilities acquired is based on the values of the assets and liabilities of UMC as of the Closing Date and are as follows:

Cash	317,136
Accounts receivable, net of allowances	239,964
Other current assets	2,165
Property and equipment	567,216
Goodwill	3,553,698
Accounts payable	(62,877)
Accrued expenses	(57,553)
Notes payable	(3,259,749)
Total	1,300,000

The total purchase price is allocated to the acquired tangible and intangible assets and liabilities of UMC based on their fair values as of July 15, 2020. The excess of the purchase price over the fair value of assets and liabilities acquired, totaling $3,553,698, was allocated to goodwill.

The following table summarizes the unaudited pro forma combined statement of operations for the year ended December 31, 2019 and assumes the common shares issued in the acquisition were issued on January 1, 2019.

			Pro Forma	Pro Forma
	Renavotio	UMC	Adjustment	Combined
Revenues	$233,249	$3,690,530	$-	$3,923,779
Cost of revenues	117,486	2,408,090	-	2,515,576
Gross profit	115,763	1,282,440	-	1,398,203

Operating expenses
General and administrative	1,677,002	1,151,330	-	2,828,332
Depreciation	-	194,068	-	194,068
Gain on disposition of assets	-	(49,436)	-	(49,436)
Total operating expenses	1,677,002	1,295,962	-	2,972,964

Loss from operations	(1,561,239)	(13,522)	-	(1,574,761)

Other income and (expense)
Interest expense	-	(202,362)	-	(202,362)
Total other expense	-	(202,362)	-	(202,362)

Income tax benefit	(110,901)	-	-	(110,901)

Net loss	$(1,450,338)	$(215,884)	$-	$(1,666,222)

Other comprehensive income
Foreign currency translation adjustment	4,075	-	-	4,075

Comprehensive loss	$(1,446,263)	$(215,884)	$-	$(1,662,147)

Loss per common share – basic and diluted	$(0.02)	$-	$-	$(0.02)

Weighted average shares outstanding
basic and diluted	75,070,205	-	18,571,428	93,641,633

RENAVOTIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019
Federal tax statutory rate	21%	21%
Effect of Hong Kong statutory rate	0%	7%
Effect of PRC statutory rate	0%	0%
Valuation allowance	-21%	-21%
Effective rate	0%	7%

Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	2020	2019
Deferred tax asset
Net operating loss carryforwards	$632,000	$264,000
Valuation allowance	(632,000)	(264,000)

As of December 31, 2020 and 2019, the Company had approximately $3,077,000 and $1,324,000, respectively, of federal net operating loss carry forwards. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that there has not been any transaction to warrant any limitation of any previous operating losses.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $368,000 and $125,000 during the years ended December 31, 2020 and 2019, respectively.

The Company reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2013 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. The Company has filed its tax returns through 2019. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

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

As of December 31, 2020, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation, or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
William Robinson	Chairman/CEO	65	April 3, 2020
Dr. Robert Mackey	Director/COO	48	August 14, 2020
William Robinson	CFO	65	December 16, 2020
Steve Chen	Director	52	July 2014
Brian Kistler	Director	64	July 2014

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

William Robinson

William Robinson was appointed our Chairman, CEO, President, Secretary/Treasurer on April 3, 2020. William Robinson has 34 years of founder/officer/director experience, including: (a) From December 2017 to December 2019, he was the CEO/Founder of Essential Services Group, Inc., an infrastructure company; (b) From January 27, 2020 to present, he has been the CEO/CFO of UAV Corp which company is quoted on OTC Markets under the Pink Sheets (OTC:UMAV) from September 2017 he has been founder Chairman/CFO of R Squared Technologies, Inc. acquired by UAV Corp; (c) from April 2009 to March 2017, he was the CEO/Founder of CAVU Resources, Inc., a diversified holding company, which company is quoted on OTC Markets under the Pink Sheets (OTC:CAVR). William Robinson was previously licensed with FINRA as Series 7, 6, 63, 65 while employed at Prudential Securities, Paine Webber, and Anderson Bryant Securities. William Robinson studied business and finance at the University of Oklahoma and Northeast University 1974 thru 1979.

Dr. Robert Mackey

Dr. Robert Mackey was appointed our Director/Chief Operating Officer on August 14, 2020. Dr. Robert Mackey has the following experience: (a) over 24 years of experience in Industrial and Project Management; , 17 years of experience in cellular and continuous manufacturing as a Maintenance Supervisor, Plant Engineer, Corporate Engineer, Plant Manager, Engineering Director, Vice President and President/CEO; 4 years military experience in Industrial Electricity and Process Automation from entry level Technician to Maintenance Supervisor. Additionally, he has extensive experience with progressive management systems such as Deming, Six Sigma, and Lean Manufacturing, experience in strategic planning, budgeting, and execution of operational and capital plans and budgets in both cellular and continuous manufacturing operations, planning and managing supply chain distribution channels.

From December 2018 to present, Dr. Robert Mackey has been the President/CEO of Utility Management and Construction, LLC and Cross Bo Construction, LLC, which companies are now our subsidiaries from 2014 to 2018, Dr. Mackey was Vice President and Director of Engineering at Burford Corporation, a Bakery Equipment Manufacturer in Maysville, Oklahoma. From 2009 to 2017, he was the Engineering Director of The Bama Companies, Inc. located in Tulsa, Oklahoma, and managed the engineering functions for Burford.From 1990 to 1995, Dr. Mackey served in the United States Army as a Maintenance Supervisor and Prime Power Production Technician and was responsible for troubleshooting and problem isolation of 3 phase industrial power equipment.He was decorated 3 times for superior work performance.He received a Bachelor of Science Degree in Mechanical Engineering, Master of Science in Engineering and Technology Management, and a Doctor of Philosophy in Biosystems Engineering from Oklahoma State University.

Steven Chen

Steven Chen was our Interim Chief Financial Officer from August 10 to August 26, 2020, and our Director since July 2013. From May 2012 to May 2014, he was a director of Success Prime Corporation, a company located in Taiwan.Steven Chen has been a marketing and motivational speaker and an author of self-motivation books and multi-media courses. Steven Chen is current the chairman of Success Holding Group Inc. (Cayman Islands) and the chairman of Success Prime Corp. (Taiwan). Mr. Chen was born in Taiwan and studied at Pepperdine University. He currently resides in both Taiwan and China.

Brian Kistler

Brian Kistler was appointed our Director on July 14, 2014. Since January 2020, Brian Kistler has served as a FINRA arbitrator in Indiana. From February 2006, serves in the following capacities as an officer/director: (a) from October 2019 to present as the Chief Compliance Officer/Director of ResGreen Group, Inc., a Nevada company, quoted on the Pink Sheets; (b) from February 3, 2014 to present, he has been a Director of UAV Corp., a seminar company; (c) from April 5, 2017 to present, he has been the President/Director of Dong Fang Hui Le, a Florida company quoted on the Pink Sheets; (d) from April 30, 2013 to present, he has been the CEO/Director of World Financial Holdings Group, a Florida company quoted on the Pink Sheets.

Brian Kistler has over twenty-five years in the financial services industry, as follows: (a) from October 1987 to September 1992, as a registered representative with Edward Jones, a registered broker dealer; (b) as a registered representative/manager from September 1992 to November 1994, with Linsco/Private Ledger; (c) from November 1994 to November 1999, as a registered representative/manager with Hilliard Lyons; (d) from November 1999 to May 2006 , as a registered representative/manager with Raymond James & Associates. Brian Kistler served in the United States Marine Corp from 1975 to 1979.

Family Relationships

There are no family relationships between any director or executive officer of our company.

Significant Employees

We have recently acquired Renavotio Infratech, Inc., its subsidiaries Utility Management Corp and Utility Management & Construction, LLC and Cross-Bo Construction, LLC and have key personal that have historically run these operations and are significant employees, including our executive officers.

We have no employment agreements with any of our directors or officers. All of our officers and directors currently provided their services to our company as independent contractors, on a non-exclusive basis, and without remuneration except as identified below:

1.	Robert Mackey is paid an annual salary thru Utility Management & Construction Company LLC of $148,000
2.	Brian Kistler has billed as New Opportunity Business Solutions, Inc. $20,000 as an independent contractor.

Family Relationships

There are no family relationships between any director or executive officer of our company.

Significant Employees

We have recently acquired Renavotio Infratech, Inc., its subsidiaries Utility Management Corp & Utility Management & Construction, LLC and Cross-Bo Construction, LLC and have key personal that have historically run these operations and are significant employees, including our executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

a)	any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing.
b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences).
c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
d)	being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity.
e)	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated.
f)	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.
g)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
h)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of the outstanding Shares to file reports of ownership and changes in ownership concerning their Shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons, William Robinson and Bob Mackey are current on the insider filings however Board members of officer, Steven Chen and Brian Kistler have not filed their insider reports.

Code of Ethics

We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.

Committees of Board of Directors

Audit

We have an audit committee that provides independent review and oversight of a company’s financial reporting processes, internal controls, and independent auditors. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Governance

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees of our board of directors.

Corporate Governance

General

Our board of directors believes that good corporate governance improves corporate performance and benefits all stockholders.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We do not have an audit committee that provides independent review and oversight of a company’s financial reporting processes, internal controls, and independent auditors

We have no committees of our board of directors. We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Director Independence

In evaluating the independence of our members and the composition of the committees of our board of directors, we utilize the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

According to the Nasdaq definition, we believe that none of our directors are independent.

Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of our board of directors and its committees meets those standards. We ultimately intend to appoint such persons to our board and committees of our board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated under the Securities Act of 1933, as amended.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2020 or the fiscal year ended December 31, 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Robinson	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO/CFO Brian Kistler	2020	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CCO	2019	$24,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Hong	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Frank Tseng	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer	2019	$142,248	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tony Chang,	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer	2019	$104,248	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Robert Mackey	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Operations Officer

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

During our Fiscal Year 2020, our current management, including our Chief Executive Officer and Chief Financial Officer, William Robinson, has not been paid a salary or any other compensation. However, our Corporate Operations Officer, Robert Mackey, received a salary of $148,000 thru Renavotio Infratech Inc.’s operating subsidiary Utility Management Crop and its operating subsidiary Utility Management & Construction LLC and Brian Kistler, our Corporate Compliance Officer, thru his management consulting firm New Opportunity Business Solutions, Inc. received $20,000.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2020 we did not grant any stock options.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

2019 Non-Qualified Stock Incentive Plan

Pursuant to an S-8 Registration Statement we filed on April 25, 2019, we adopted the 2019 Non-Qualified Stock Incentive Plan, which document is incorporated by reference and available via hyperlink in the Exhibit List as Exhibit 99.1. We registered 1,000,000 Shares on the Form S-8.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to us by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Advisory Agreements

KBHS, LLC Advisory Board Agreement

We have an August 3, 2020 Advisory Board Agreement with KBHS, LLC (“KBHS”) for a term of 18 months to provide strategic advisory services, which KBHS shall be compensated through: (i) the issuance of 7,142,857 Series C Preferred Shares issued at $0.00001, which are convertible at $0.07; (ii) monthly minimum guaranteed payment of $10,000 for 18 months payable every thirty days beginning on August 3, 2020. The Advisory Board Agreement is subject to an Indemnity Agreement for the benefit of Kevin Harrington, the principal of KBHS.

Advisory Agreement with Joe Abrams

We have a July 31, 2020 Advisory Agreement with Joe Abrams to provide strategic advisory services for our fiscal years 2020 and 2021, which Joe Abrams shall be compensated through the issuance of 4,300,000 Series C Preferred Shares issued at $0.0001, which are convertible at $0.07.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of the date of this filing, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, Class B Convertible Preferred Stock, and Class C Convertible Preferred Stock, Convertible Promissory Notes, and common stock purchase warrants by:

•	Each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	Each director;
•	Each named executive officer;
•	All of our executive officers and directors as a group; and
•	Each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We have Preferred A, Preferred B and Preferred C Shares authorized, each of which have specified conversion rights as detailed on page 44. Beneficial ownership is determined in accordance with the rules and regulations of the SEC in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

As of March (22), 2021 our fully diluted beneficial ownership consists of: (a) 25,236,628 shares of issued and outstanding common stock; (b) 136,480,212 shares of common stock that may be acquired upon the conversion of the Series A Preferred Stock, 0 shares of common stock that may be acquired upon the conversion of the Series B Preferred Stock, 0 shares of common stock that may be acquired upon the conversion of Series C Preferred Stock. In total, all Preferred Share Series may be converted into a total of 11,442,857 Common Stock Shares. Excluding Series A, B, and C Preferred, we have 122,020,804 Common Stock Shares outstanding. The “Percentage Including Conversion of Preferred Shares” reflects the percent ownership on a fully diluted amount after conversion of all Preferred Shares or the fully diluted Common Stock Shares outstanding.

The following table sets forth, as of March 22, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by our current executive officers and directors as a group. The percent ownership is based on a fully diluted amount after all conversion of Preferred Shares and the issued and outstanding at the time of conversion, which as of March 22, 2021, equals 51% of all outstanding Common Stock Shares.

Common Stock Shares

Name of Beneficial Owner (1)	Common	Preferred	Nature of Beneficial Ownership	Percentage of Total Common	Percentage of of Total Preferred	% of Total Voting Common and Preferred)
William Robinson CEO/Director	0	19,650,000	#2	0	98.25	50.11
Robert Mackey COO/Director	18,571,428	0	#3	18,571,428	0	6.81
Steve Chen Director	6,600,000	0	#4	6,600,000	0	2.41
Brian Kistler/Mary Kistler (Joint Tenants) (Brian Kistler, Director)	65,200	0	#5	65,200	0	0
All Officers/Directors as a Group

Notes:

1.The address for our Officers and Directors (William Robinson, Robert Mackey, Steve Chen, Brian Kistler) is our corporate address at: 601 South Boulder Ave., Suite 600, Tulsa, OK 74119.

2. William Robinson’s share amount of 136,480,212 or 50.11% reflects conversion of 19,650,000 Preferred Shares into Common Shares as reflected in the Preferred A Share Ownership below. William Robinson’s Shares are held in thru partnership interest with his wife through Crescent Saint Holdings, LLC (“Crescent”), of which William Robinson is the Managing Member. William Robinson has sole dispositive power over the Common Shares, if converted. Crescent’s address is 601 South Border Avenue, Suite 600, Tulsa, Oklahoma 74119.

3. Dr. Robert Mackey’s share amount of 18,571,428 is indirectly held by Dr. Mackey and he has sole dispositive power over the shares. Dr. Robert Mackey’s address is 101 Pelican Point Place, Mannford OK 74044.

4. Steven Chen’s share amount of 6,600,000 is indirectly held through lst Best International Co., Ltd. (“lst Best”) Steven Chen has sole dispositive power over the shares. 1st Best’s address is 5F, No. 171, Sec3, Roosevelt Road, Taipei, Taiwan.

5. Brian and Mary Kistler’s share amount of 65,200 is indirectly held in Joint Tennets and Mr, Kistler has sole dispositive power over the shares. Brian and Mary’s address is 6461 N 100 East, Ossian, IN 46777.

Preferred Shares

Name of Beneficial Owner	Title of Class	Amount	Nature of Beneficial Ownership	Percentage of Class (Preferred)	Percent of Total Voting
William Robinson CEO/Director (1)	Preferred A	19,650,000	#1	98.25	51.1
Kevin Harrington, Advisory Board	Preferred C	7,142,857	#2	62.42	2.4
Joe Abrams Advisory Board	Preferred C	4,300,000	#3	37.58	1.6

Notes:

1.

William Robinson’s Preferred A Share Amount of 19,650,000 at the closing date may be converted into 136,480,212 shares of Common Stock. William Robinson’s Shares are held thru partnership interest with his wife through Crescent Saint Holdings, LLC, of which William Robinson is the Managing Member. William Robinson has sole dispositive power over the Common Shares, if converted. William Robinson’s share amount of or 50.11% reflects conversion of 19,650,000 Preferred Shares into Common Shares as reflected in the Preferred A Share Ownership. Crescent’s address is 601 South Border Avenue, Suite 600, Tulsa, Oklahoma 74119.

2.

Kevin Harrington’s Preferred C Share Amount of 7,142,857 may be converted into 7,142,857 Common Stock Shares or 2.96% of Common Stock Shares outstanding. Kevin Harrington is an Advisory Director. Kevin Harrington holds shares indirectly through DCLH, LLC and is its Managing member. Kevin Harrington address is 343 West Erie, Suite 236, Chicago, IL 60654. Kevin Harrington holds 7,142,857 Preferred C shares converted into common stock at a valuation of $.07 a share.

3.

Joseph Abrams’s Preferred C Share Amount of 4,300,000 may be converted into 4,300,000 Common Stock Shares or 1.78% of Common Stock Shares outstanding. Joseph Abrams is an Advisory Director. Joseph Abrams holds shares indirectly through Joseph W. Abrams and Patricia D. Abrams Trust and is its Trustee. Joseph Abrams address is 1858 Pleasantville Road Ste. 110, Briarcliff Manor, New York 10510 Joseph Abrams holds 4,300,000 Preferred C shares converted into common stock at a valuation of $.07 a share.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets and in which any of the following persons had or will have a direct or indirect material interest:

a)	any director or executive officer of our company;
b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;
c)

any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We have or previously had the following related party transactions:

Success Holdings Group Corp. USA, our then parent company, paid certain operating costs on our behalf. The total amount owed at September 30, 2017 and December 31, 2016 are $127,687 and $118,575, respectively. The loan is unsecured, non-interest bearing and due on demand.

On April 24, 2017, we entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is wife of the Chris Hong, our prior Chief Executive Officer and Director. The maturity of the Notes is April 24, 2018 and bear no interest.

On June 7, 2017, we entered into Promissory Note agreements for the outstanding amount of $10,000 with Hsu Wen Li who is the wife of the Chris Hong, our former Chief Executive Officer and Director. The maturity of the Notes is June 7, 2018 and bear no interest.

On July 5, 2017, we entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris Hong, our former Chief Executive Officer and Director. The maturity of the Notes is July 5, 2018 and bear no interest.

On August 11, 2017, we entered into Promissory Note agreements for the outstanding amount of $20,000 with Hsu Wen Li who is wife of the Chris Hong, our former Chief Executive Officer and Director. The maturity of the Notes is August 11, 2018 and bear no interest.

On May 15, 2017, we entered into Promissory Note agreements for the outstanding amount of $24,500 with Steve Andrew Chen who is our former Interim Chief Financial Officer and former Chairman of the Board of Directors and remains our Director. The maturity of the Notes is May 15, 2018 and bear no interest.

On July 4, 2017, we entered into Promissory Note agreements for the outstanding amount of $10,000 with Steve Andrew Chen who is our former Interim Chief Financial Officer and Chairman of the Board of Directors. The maturity of the Notes is July 4, 2018 and bear no interest.

Success Holdings Group Corp. USA, our parent company, paid certain operating costs on our behalf. The total amount owed at September 30, 2017 and December 31, 2016 are $127,687 and $118,575, respectively. The loan is unsecured, non-interest bearing and due on demand.

All of the above notes were assumed as per the August 29, 2020, Success Entertainment Group International, Inc. (OTCQB: SEGN), a/k/a Renavotio, Inc. (“RI”) (the “Company”), entered into an agreement (“the Agreement”) with Success Holding Group Corp USA (SHGR) as further described in the attached Exhibit 4.1 to transfer all liabilities incurred by the Company prior to April 3, 2020, as the final condition to close the transaction as described in Exhibits 4.3 and 4.4. It was further resolved in that meeting that the Chief Executive Officer and Secretary of the Company are, and each of them with the full authority to act without the others hereby, as authorized, in the name and on behalf of the Company, to execute all other documents necessary to facilitate the actions of the Company as described but not limited to the Transfer Agent and any banking or financial information.

On April 3, 2020, the Company entered into a Securities Exchange Agreement to acquire Renavotio Infratech, Inc., the Company is to issue (6) million shares of its common stock as directed in a Written Consent of Directors as a condition to close the acquisition.. The Company’s Board of Directors, therefore, authorizes to issue six (6) million shares of common shares to Lee, Wei-Der. Moreover, the Company’s Board of Directors hereby affirm that as of August 29, 2020 that all of the conditions to close the transaction as described in the above agreement as fulfilled

On April 3, 2020, we acquired 100% of Renavotio Infratech, Inc., (“Infratech”). Since April 3, 2020 and through December 31, 2020, we have loaned Renavotio $397,154 for inventory purchases, shipping, legal, accounting, marketing costs of Infratech. These amounts have been eliminated as intercompany amounts in the accompanying financial statements.

The Company advances and receives advances from Crescent Saints Holdings, LLC (“Crescent Saints”), a company controlled by our Chief Executive Officer and Chief Financial Officer, William Robinson and of which William Robinson is the Managing Member. Crescent Saints advances funds to the Company for their operations for selling, administrative, and general expenses. Crescent Saints from time to time holds a prepayment of planned expenses to fund credit card guarantees for rent, storage fees, prepaid inventory and COD shipping of the Company, which prepayment amount totaled $16,000 and $131,553 due to Renavotio Inc. and Renavotio Infratech Inc., respectively, as of December 31, 2020 and is included in other receivables, related party, in the accompanying financial statements.

On May 7, 2019, we issued 100,000 S-8 Common Stock Shares to Brian Kistler, our Director, as compensation pursuant to our Non-Qualified Stock Incentive Plan for consulting services rendered to us.

Robert Mackey has been our Chief Operating Officer/Director since August 14, 2020. From December 2018 to present, Dr. Robert Mackey has been the President/CEO of Utility Management and Construction, LLC and Cross Bo Construction, LLC, which companies are now our subsidiaries.There are potential conflicts of interests between Robert Mackey’s position as our COO/Director and his officer positions and ownership in our subsidiaries, Utility Management & Construction, LLC and Cross-Bo Construction, LLC, which may favor the interest of Utility Management, Cross-Bo or Robert Mackey over us.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in, and no disagreements with our accountants on accounting and financial disclosure.

OTHER INFORMATION

None.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Director Independence

We currently act with four directors, consisting of William Robinson, Robert Mackey, Steve Andrew Chen and Brian Kistler.

We have determined that William Robinson, Robert Mackey, Steve Andrew Chen and Brian Kistler are not independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020	December 31, 2019

Audit Fees	$64,000	32,000
Audit Related Fees	-	-
Tax Fees
All Other Fees	-	-
Total	$64,000	32,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (Previously filed as Exhibit 3.1 on Form S-1 filed on 5/3/13 and incorporated herein by reference) *
3.1(i)	6/25/20 Amendment to Articles of Incorporation (Name Change) (Previously filed as Exhibit 3.1 on Form 8-K on September 25, 2020 and incorporated herein by reference) *
3.2	Bylaws of the Company (Previously filed as Exhibit 3.2 on Form S-1 filed on 5/3/13 and incorporated herein by reference) *
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (Previously filed on Form 8-K on 4/17/20 and incorporated herein by reference) *
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (Previously filed on Form S-1 filed on October 1, 2020) *
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (Previously filed on Form 8-K on August 6, 2020 and incorporated herein by reference) *
10.5

Securities Exchange Agreement dated April 3, 2020 by and among Renavotio Infratech, Inc and its Shareholders and Success Entertainment Group International (Previously filed on Form 8-K on 4/10/20 and incorporated herein by reference) *

10.9

7/15/20 Share Purchase Agreement between Renavotio, Inc. and Renavotio Infratech, Utility Management Corp and Utility Management’s Shareholders (Previously filed on Form 8-K dated 7/17/20 and incorporated herein by reference) *

10.10	8/29/20 Agreement with Success Holdings Group Corp USA (Previously filed on Form 8-K dated September 2, 2020 and incorporated herein by reference). *
21	List of Subsidiaries**
99.1	2019 Non-Qualified Stock Incentive Plan (Previously filed on Form S-8 on April 25, 2020 as Exhibit 99.1 and incorporated herein by reference) *

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

** Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RENAVOTIO, INC.
(Registrant)

Dated: April 15, 2021	/s/ William C. Robinson
William C. Robinson
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer/Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2021	/s/ William C. Robinson
William C. Robinson
Chairman of the Board of Directors

Dated: April 15, 2021	/s/ Robert Mackey
Robert Mackey
Director

Dated: April 15, 2021	/s/ Steve Andrew Chen
Steve Andrew Chen
Director

Dated: April 15, 2021	/s/ Brian Kistler
Brian Kistler
Director

