Form 10-Q
period 2021-03-31
RENAVOTIO, INC.
filed 2021-05-14
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

130,170,804 common stock shares issued and outstanding as of March 31, 2021.

RENAVOTIO, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

RENAVOTIO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$419,405	$113,798
Accounts receivable, net of allowance	122,420	130,301
Inventory	232,344	232,344
Prepaid expenses	3,466,668	-
Other receivables, related party	253,772	147,553
Other current assets	2,165	2,165
Total current assets	4,496,774	626,161

Property and equipment, net of accumulated depreciation	327,078	486,096
Goodwill	3,553,698	3,553,698

Total assets	$8,377,550	$4,665,955

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,388,226	$75,586
Accrued expenses	74,090	71,695
Other payables	1,696,500	-
Convertible notes payable, net of discount	427,372	500,189
Notes payable, current portion, net of discount	548,384	724,910
Advances payable	275,000	-
Total current liabilities	4,409,572	1,372,380

Notes payable, net of current portion	3,087,318	2,603,467

Total liabilities	7,496,890	3,975,847

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred stock, Series A, $0.00001 par value, 20,000,000 shares authorized, 20,000,000 issued and outstanding, respectively	200	200
Preferred stock, Series C, $0.00001 par value, 11,442,857 shares authorized, 11,442,857 issued and outstanding, respectively	114	114
Common stock, $0.001 par value, 500,000,000 shares authorized, 130,170,804 and 120,200,005 issued and outstanding, respectively	130,171	120,200
Additional paid-in capital	3,827,052	3,330,221
Accumulated deficit	(3,076,877)	(2,760,627)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity (deficit)	880,660	690,108

Total liabilities and stockholders’ equity (deficit)	$8,377,550	$4,665,955

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Revenues	$370,636	$-
Cost of revenues	224,986	-
Gross profit	145,650	-

Operating expenses
General and administrative	511,012	99,274
Depreciation	159,018	-
Total operating expenses	670,030	99,274

Loss from operations	(524,380)	(99,274)

Other income and (expense)
Interest expense	(95,837)	-
Other income	353,967	-
Other expense	(50,000)	-
Total other income (expense)	208,130	-

Net loss	$(316,250)	$(99,274)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	891

Comprehensive loss	$(316,250)	$(98,383)

Loss per share	$-	$-

Weighted average shares outstanding - basic	125,871,414	75,135,000

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balances, December 31, 2019 (Audited)	-	$-	75,135,000	$75,135	$223,705	$(1,008,098)	$2,616	$(706,642)

Foreign currency adjustment	-	-	-	-	-	-	891	891

Net loss	-	-	-	-	-	(99,274)	-	(99,274)

Balances, March 31, 2020 (Unaudited)	-	$-	75,135,000	$75,135	$223,705	$(1,107,372)	$3,507	$(805,025)

Balances, December 31, 2020 (Audited)	31,442,857	$314	120,200,005	$120,200	$3,330,221	$(2,760,627)	-	$690,108

Shares issued for prepaid services	-	-	4,000,000	4,000	196,000	-	-	200,000

Shares issued for private placements	-	-	5,470,799	5,471	263,831	-	-	269,302

Shares issued for financing fees	-	-	500,000	500	37,000	-	-	37,500

Net loss	-	-	-	-	-	(316,250)	-	(316,250)

Balances, March 31, 2021 (Unaudited)	31,442,857	$314	130,170,804	$130,171	$3,827,052	$(3,076,877)	$-	$880,660

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(316,250)	$(99,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	-	891
Depreciation expense	159,018	-
Amortization of debt discount	26,749	-
Financing fees and penalties	50,000	-
Gain on forgiveness of notes payable	(353,967)	-
Stock based compensation	33,332	-
Changes in operating assets and liabilities:
Accounts receivable	7,881	-
Prepaid expenses	(3,300,000)	1,436
Accounts payable	1,312,640	(521)
Accrued expenses	5,166	58,757
Other payables	-	31
Customer deposits	1,696,500	-
NET CASH USED IN OPERATING ACTIVITIES	(678,931)	(38,680)

INVESTING ACTIVITIES
Advances to related party, net	(106,219)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(106,219)	-

FINANCING ACTIVITIES
Loans from related parties	-	26,805
Proceeds from notes payable	713,937	-
Repayments of notes payable	(78,630)	-
Repayment of convertible notes payable	(88,852)	-
Proceeds from advances payable	275,000	-
Proceeds from private placements	269,302	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,090,757	26,805

NET INCREASE (DECREASE) IN CASH	$305,607	$(11,875)
CASH, BEGINNING OF PERIOD	113,798	26,962
CASH, END OF PERIOD	$419,405	$15,087

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$46,112

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Original issuance discount on note payable	$37,500	$-
Shares issued for prepaid services	$200,000	$-

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

On July 15, 2020, the Company completed the purchase of Utility Management Corp. (“UMC”) and its two wholly owned subsidiaries, Utility Management & Construction, LLC (“UMCCO”) and Cross-Bo Construction, LLC (“Cross-Bo). UMCCO, an Oklahoma Limited Liability Company formed on November 29, 2006, provides consulting, operational management and maintenance services to small towns or county CO-OPS that operate their own water and sewer systems. Cross-Bo, an Oklahoma Limited Liability Company formed on December 22, 2004, provides services on infrastructure projects, specializing in utility system installation. The Company issued 18,571,428 shares of common stock valued at $1,300,000 and assumed the assets and liabilities of UMC, as detailed in Note 10.

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

NOTE 2 – GOING CONCERN

During the years ended December 31, 2020 and 2019, the Company had a net loss of approximately $1,753,000 and $1,450,000, respectively. For the three months ended March 31, 2021, the Company had a net loss of approximately $279,000. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the next twelve months from the issuance of these financial statements. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 or December 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest bearing accounts. At March 31, 2021, approximately $29,000 of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. During the three months ended March 31, 2021 the Company recorded no bad debt expense. The $328,118 included in the allowance at March 31, 2021 include billed and earned balances which remain unpaid by customers.

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

The Company’s contracts require monthly billings consisting of services performed and materials used through the billing date. Accordingly, the Company does not incur expenses which are not billed or bill customers for unearned amounts. Performance obligations are satisfied as services are performed and materials used for which control has been transferred to the customer upon installation. At March 31, 2021 and December 31, 2020, the Company had no unsatisfied performance obligations. See Note 9 for disaggregated revenues and customer concentrations.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. During the three months ended March 31, 2021 and 2020, the Company had no advertising expenses.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the FASB ASC No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty’s performance is complete. The Company recognizes consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

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

Recently Issued Accounting Standards

During the three months ended March 31, 2021, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2021	December 31, 2020

Land	$25,000	$25,000
Buildings and improvements	86,473	86,473
Machinery and equipment	376,503	376,503
Vehicles	56,835	56,835
Office furniture and equipment	5,512	5,512
Software	16,754	16,754
	567,077	567,077
Less accumulated depreciation	(239,999)	(80,981)
Property and equipment, net	$327,078	$486,096

Depreciation expense was $159,018 and $-0- for the three months ended March 31, 2021 and 2020, respectively.

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

On July 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 6% Convertible Note in the aggregate principal amount of $112,000 maturing on July 7, 2021. The note has a fixed conversion price of $0.07 per share of common stock. During the quarter ended December 31, 2020, the Company repaid $13,070 of the principal. During the quarter ended March 31, 2021, the Company repaid $39,572 of the principal. At March 31, 2021 and December 31, 2020, the remaining principal balance of the note totaled $59,358 and $98,930, respectively.

On July 20, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 6% Convertible Note in the aggregate principal amount of $112,000 maturing on July 20, 2021. The note has a fixed conversion price of $0.07 per share of common stock. During the quarter ended December 31, 2020, the Company repaid $13,440 of the principal. During the quarter ended March 31, 2021, the Company repaid $49,280 of the principal. At March 31, 2021 and December 31, 2020, the remaining principal balance of the note totaled $49,280 and $98,560, respectively.

On September 18, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on June 18, 2021. The note has a fixed conversion price of $0.12 per share of common stock. At March 31, 2021 and December 31, 2020, the remaining principal balance of the note totaled $112,500, respectively. On March 17, 2021, the Company issued 500,000 to the noteholder in exchange for the noteholder agreeing not to convert the Convertible Note prior to May 20, 2021.

On October 28, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on July 28, 2021. The note has a fixed conversion price of $0.12 per share of common stock at maturity. At March 31, 2021 and December 31, 2020, the remaining principal balance of the note totaled $112,500, respectively. The Company plans to repay the note early, preventing conversion.

On December 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on September 7, 2021. The note has a fixed conversion price of $0.12 per share of common stock. At March 31, 2021 and December 31, 2020, the remaining principal balance of the note totaled $112,500, respectively.

The debt discounts for these convertible notes are amortized over the term of the notes. For the three months ended March 31, 2021, amortization of debt discounts on these convertible notes totaled $16,035. At March 31, 2021 and December 31, 2020, the unamortized discounts on the convertible notes totaled $18,766 and $34,801, respectively.

Notes Payable

On March 27, 2018, UMCCO entered a SBA Note Payable agreement for cash proceeds totaling $1,021,000. The note, which is secured by all UMCCO’s assets, requires monthly principal and interest payments of $10,125 until maturity on March 27, 2031 with interest at prime plus 2.75%. During the year ended December 31, 2020, UMCCO repaid $26,532 of the principal and received principal and interest relief from the SBA under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) totaling $27,457 and $21,979, respectively. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $891,062, respectively.

On March 27, 2018, UMCCO entered into a SBA note payable agreement for cash proceeds totaling $50,000 which was funded in August 2019. The note required monthly interest only payments at prime plus 3.25% with unpaid principal due at maturity on March 21, 2020. During the year ended December 31, 2020, UMCCO repaid $477 of the principal. During the three months ended March 31, 2021, UMCCO repaid $12,375 of the principal. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $37,148 and $49,523, respectively. Due to the ongoing COVID-19 pandemic, the lender has not held UMCCO in default. On November 12, 2020, the maturity date of the note was extended to May 12, 2021.

On April 14, 2020, pursuant to the Paycheck Protection Program under the CARES Act, UMCCO received a two-year loan for $211,518. Interest is deferred for six months, then is at 1% until maturity in April 2022. At December 31, 2020, the unpaid principal balance of the note totaled $211,518. The loan and related interest of $1,569 were forgiven on January 6, 2021.

On March 1, 2021, pursuant to the Paycheck Protection Program, UMCCO received a five-year loan for $340,412. Interest is deferred until the loan forgiveness amount is determined, then is at 1% until maturity in March 2026. At March 31, 2021, the unpaid principal balance of the note totaled $340,412. UMCCO plans to use the loan proceeds for payroll and expects the loan to be forgiven.

On November 1, 2018, Cross-Bo entered a SBA Note payable agreement for $1,569,800. The note, which is secured by all Cross-Bo’s assets, requires monthly principal and interest payments of $19,049 until maturity on November 1, 2028 with interest at prime plus 2.75%. During the year ended December 31, 2020, Cross-Bo repaid $38,268 of the principal and received principal and interest relief from the SBA under the CARES Act totaling $57,617 and $51,992, respectively. During the three months ended March 31, 2021, Cross-Bo repaid $50,547 of the principal. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $1,309,534 and $1,359,961, respectively.

On November 16, 2018, Cross-Bo entered a zero interest $84,200 Note Payable agreement. The note, which is unsecured, requires monthly principal payments of $1,403 beginning on December 15, 2028 until maturity on November 14, 2033. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $84,200, respectively.

On December 7, 2018, Cross-Bo entered into a SBA note payable agreement for cash proceeds totaling $50,000 which was funded in January 2019. The note requires monthly interest only payments at prime plus 3.25% with unpaid principal due at maturity on December 7, 2028. During the year ended December 31, 2020, Cross-Bo repaid $1,000 of the principal. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $49,000, respectively.

On January 16, 2019, Cross-Bo entered into a note payable agreement with a financial institution to purchase equipment totaling $14,988. The note, which is secured by the purchased equipment, requires monthly principal and interest payments of $664 until maturity on January 16, 2021 with interest at 5.99%. During the year ended December 31, 2020, Cross-Bo repaid $7,021 of the principal. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $1,322, respectively. The note was repaid during the second quarter of 2021.

On September 26, 2019, Cross-Bo entered into a note payable agreement with a financial institution for cash proceeds totaling $75,000. The note required monthly interest only payments at 8.50% with unpaid principal due at maturity on December 25, 2019. The maturity of the note was subsequently extended to August 19, 2020. During the year ended December 31, 2020, Cross-Bo repaid $7,415 of the principal. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $67,585, respectively. Due to the ongoing COVID-19 pandemic, the lender has not held UMCCO in default. On November 12, 2020, the maturity date of the note was extended to May 12, 2021.

On April 14, 2020, pursuant to the Paycheck Protection Program under the CARES Act, Cross-Bo received a two-year loan for $139,677. Interest is deferred for six months, then is at 1% until maturity in April 2022. At December 31, 2020, the unpaid principal balance of the note totaled $139,677. The loan and related interest of $1,203 were forgiven on February 18, 2021.

On May 6, 2020, Cross-Bo entered into a note payable agreement with a former owner for $355,484. The note, which is unsecured, requires monthly principal and interest payments of $6,873 until maturity on May 6, 2025 with interest at 6.00%. During the year ended December 31, 2020, Cross-Bo repaid $30,955 of the principal. During the three months ended March 31, 2021, Cross-Bo repaid $15,828 of the principal. At March 31, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $308,701 and $324,529, respectively.

On March 1, 2021, pursuant to the Paycheck Protection Program, Cross-Bo received a five-year loan for $136,025. Interest is deferred until the loan forgiveness amount is determined, then is at 1% until maturity in March 2026. At March 31, 2021, the unpaid principal balance of the note totaled $136,025. Cross-Bo plans to use the loan proceeds for payroll and expects the loan to be forgiven.

On June 18, 2020, the Company entered into a note payable agreement for $150,000. The note, which is unsecured, requires monthly interest payments at 6.00% until maturity, with the principal due at maturity on June 18, 2050. At December 31, 2020, the unpaid principal balance of the note totaled $150,000.

On January 27, 2021, the Company entered into a note payable agreement for $287,500, including a discount of $37,500 and fees of $12,500. The note, which is unsecured, requires a lump interest payment of $78,343.75 at maturity on August 27, 2021. The principal is to be repaid in four equal monthly installments beginning on May 27, 2021. At March 31, 2021, the unpaid principal balance of the note totaled $287,500.

The debt discounts for these notes are amortized over the term of the notes. For the three months ended March 31, 2021, amortization of debt discounts on these notes totaled $10,714. At March 31, 2021 and December 31, 2020, the unamortized discounts on the notes totaled $26,786 and $-0-, respectively.

During the three months ended March 31, 2021, the Company incurred interest expenses related to debt totaling $95,837.

Future Maturities

The Company’s future maturities of convertible notes payable and notes payable are as follows:

Years ending
December 31,	Amount
2021	$1,021.308
2022	358,714
2023	405,802
2024	427,353
2025	409,105
Thereafter	1,486,344
$4,108,626

Advances Payable

On March 23, 2021, the Company received an advance from a third party totaling $275,000. Subsequent to March 31, 2021, the Company and the third party agreed the advance was for the purchase of stock, as further detailed in Note 10.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the Company has $253,772 and $147,553, respectively, of other receivables from companies under the control of William Robinson, the Company’s Chairman and CEO.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

The Company has 500,000,000 common shares authorized, $0.001 par value. At March 31, 2021 and December 31, 2020, there were 130,170,804 and 120,200,005 common shares issued and outstanding, respectively.

On January 19, 2021, the Company issued 1,470,799 shares of common stock for cash proceeds totaling $49,301.

On February 1, 2021, the Company issued 4,000,000 shares of common stock valued at $200,000 for prepaid consulting. The prepaid expense is being amortized over the twelve months of consulting services to be provided beginning February 2021.

On February 17, 2021, the Company issued 4,000,000 shares of common stock for cash proceeds totaling $220,000.

On March 19, 2021, the Company issued 500,000 shares of common stock to a noteholder as discussed in Note 5.

Preferred Stock

The Company has 20,000,000 Series A Preferred shares authorized, $0.0001 par value. At March 31, 2021 and December 31, 2020, there were 20,000,000 Series A Preferred shares issued and outstanding, respectively.

The Company has 1,000,000 Series B Preferred shares authorized, $0.0001 par value. At March 31, 2021 and December 31, 2020, there were no Series B Preferred shares issued and outstanding.

The Company has 11,442,857 Series C Preferred shares authorized, $0.0001 par value. At March 31, 2021 and December 31, 2020, there were 11,442,857 Series C Preferred shares issued and outstanding, respectively.

NOTE 9 – DISAGGREGATED REVENUES

Substantially all of the Company’s 2020 revenues are generated in the state of Oklahoma. The Company has a concentration of customers in the water and utilities industries which expose the Company to a concentration of credit risk within a single industry. The customers in these industries are usually owned by local government authorities, reducing the Company’s credit risk. Revenue by type for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Personal Protective Equipment	$19,494	$-
Construction	77,350	-
Management	244,002	-
Repair & Maintenance	29,790	-
Training Seminars	-	-
	$370,636	$-

	Three Months Ended March 31,
	2021	2020
Personal Protective Equipment	5.3%	*
Construction	20.9%	*
Management	65.8%	*
Repair & Maintenance	8.0%	*
Training Seminars	*	*

NOTE 10 – SUBSEQUENT EVENTS

During April 2021, the Company received $220,000 from a third party. The third party had previously advanced the Company $275,000, as detailed in Note 5. The Company and the third party agreed that the total amount advanced, $495,000, was to be used to purchase common stock and on May 5, 2021, the Company and the third party entered into a securities purchase agreement whereby the $495,000 was to be used to purchase 9,250,000 common shares to be issued by the Company.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Renavotio, Inc., unless otherwise indicated.

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

Further, such risks as described above could also adversely affect our customers’ financial condition, resulting in reduced spending for the merchandise we sell. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

.

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

We operate the following infrastructure and medical platforms through e-commerce, platform sharing; and database-membership:

•	Fiber optics and 5G installation
•	Utility management
•	Medical technology
•	PPE infrastructure products
•	Underground utility construction

Our operations are conducted through:

•	Renavotio Infratech, Inc. (“RII”), a Delaware Corporation and its subsidiaries:
•	Utility Management Corp (“Utility Management”) and its two Subsidiaries, Utility Management & Construction, LLC (“Utility Management LLC”) and Cross-Bo Construction, LLC (“Cross-Bo LLC”)

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

Utility Management Corp

Utility Management offers thru its subsidiaries the following:

•	Management and operation of water utility systems
•	Water and waste management technology
•	IoT
•	Underground infrastructure, construction, and installation
•	5G technology solutions .

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

UMCCO provides geographic information system (“GIS”) solutions, infrastructure management and “smart city” infrastructure technology to construction, environmental consulting, utility, and government clients in the United States. (A ”smart city” is an urban area that uses different types of electronic Internet of Things (“IoT”) sensors to collect data and them to manage assets and resources efficiently.)

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

Our Future Plans

We plan to expand our business and service offerings, as follows:

•	Expand our Infrastructure Services , developing relationships with municipalities, utilities, and construction companies.
•	Through Cross-Bo, should it be successful in is planned rollout of 5G mobile telecommunications services, develop and market those 5G services through an expanded geographic area, initially into Kansas and Missouri.
•	Capitalize on infrastructure expansion project in Tulsa, Oklahoma.
•	Capitalize on ATT’s 5G expansion in the Midwest to provide support Infrastructure Services
•	Acquire private companies in the Infrastructure Services area.
•	Seek strategic partnerships and/or revenue sharing opportunities in the niche infrastructure technology solutions area

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Form 10-Q, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2020 and 2019 and the unaudited financial statements for the three months ended March 31, 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. During the years ended December 31, 2020 and 2019, we had a net loss of approximately $1,753,000 and $1,450,000, respectively. For the three months ended March 31, 2021, we had a net loss of approximately $316,000. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the next twelve months.

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

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $4,496,774, consisting of cash of $419,405, accounts receivable, net of allowance, of $122,420, inventory of $232,344, prepaid expenses of $3,466,668, $3,300,000 of which represent inventory purchases which have been billed by the vendor but are pending delivery and $166,668 represent prepaid services, and other current assets of $255,937.

As of December 31, 2020, we had current assets of $626,161, consisting of cash of $113,798, accounts receivable, net of allowance, of $130,301, inventory of $232,344, and other current assets of $149,718.

As of March 31, 2021, we had current liabilities of $4,409,572, consisting of accounts payable of $1,388,226, accrued expenses of $74,090, customer deposits for purchases of $1,696,500, convertible notes payable of $427,372, current portion of notes payable, net of discounts, of $548,384, and advances payable of $275,000.

As of December 31, 2020, we had current liabilities of $1,372,380, consisting of accounts payable of $75,586, accrued expenses of $71,695, convertible notes payable, net of discounts, of $500,189, and current portion of notes payable of $724,910.

We have funded our operations to date through the issuance of notes payable and stock.

Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing revenues sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Critical Accounting Policies

The SEC has requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that the following accounting policies currently fit this definition.

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, we have defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 and December 31, 2020.

We maintain our cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At March 31, 2021 $29,000 of our cash balances were in excess of FDIC limits. We have not experienced any losses on these accounts and management does not believe that we are exposed to any significant risks.

Accounts Receivable

Utility Management and Construction, LLC’s (UMCCO) accounts receivable are the result of contracts which require monthly billings for services, installations and maintenance provided by the Company up to the respective monthly billing date. Cross-Bo Construction, LLC’s (Cross-Bo) accounts receivable are the result of construction activity, consisting of utility system installation, provided by the Company up to the respective billing date. Accounts receivable is recorded at the invoiced amount and do not bear interest.

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

The allowance for doubtful accounts is our best estimate of the probable amount of credit losses in our existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. During the three months ended March 31, 2021, we recorded no bad debt expense. The $328,118 included in the allowance at March 31, 2021 include billed and earned balances which remain unpaid by customers.

Inventory

Inventory is composed of finished goods inventory, specifically gowns (personal protective equipment), valued using weighted average cost, and includes acquisition cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. We utilize a third-party service to manage and secure our inventory.

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

Recoverability of Long-Lived Assets

We review our long-lived assets on a periodic basis, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on our ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

Income Taxes

We account for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. We evaluate its tax positions on an annual basis, and as of December 31, 2020, no additional accrual for income taxes is necessary. Our policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. We have not recorded any interest or penalties since its inception. We are required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. We are currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

UMCCO recognizes consulting and operational management service revenues monthly and recognizes maintenance and repair revenues as services are performed.

Cross-Bo and UMCCO recognize construction revenues, which result from utility system installations, monthly as services are performed and materials are used.

Renavotio Infratech, Inc. (Infratech) recognizes revenues from the sale of personal protective equipment when performance obligations are satisfied, which occurs when materials are shipped to the customer.

Renavotio, Inc. (Renavotio) recognizes revenues from training seminars upon completion of the training seminar when services have been provided.

Our contracts require monthly billings consisting of services performed and materials used through the billing date. Accordingly, we do not incur expenses which are not billed or bill customers for unearned amounts. Performance obligations are satisfied as services are performed and materials used for which control has been transferred to the customer upon installation. At March 31, 2021 and December 31, 2020, we had no unsatisfied performance obligations.

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

Results of Operations

The results of our consolidated operations are summarized as follows:

	Three Months Ended March 31,
	2021	2020

Revenues	$370,636	$-
Cost of revenues	224,986	-
Gross profit	145,650	-

Expenses
General and administrative	511,012	99,274
Depreciation	159,018	-
Other (income) expense	(208,130)	-
Provision for income taxes	-	-
Foreign currency translation adjustment	-	-
	461,900	99,274

Net loss	$(316,250)	$(99,274)

Revenues

The following table summarizes our historical revenues:

	Three Months Ended March 31,
	2021	2020
Personal Protective Equipment	$19,494	$-
Construction	77,350	-
Management	244,002	-
Repair & Maintenance	29,790	-
Training Seminars	-	-
	$370,636	$-

	Three Months Ended March 31,
	2021	2020
Personal Protective Equipment	5.3%	*
Construction	20.9%	*
Management	65.8%	*
Repair & Maintenance	8.0%	*
Training Seminars	*	*

The shift and increase in revenues were due to the acquisition of Infratech and UMC during the second half of 2020.

Cost of Revenues

Cost of revenues increased from 2020 to 2021 due to the acquisition of Infratech and Utility Management Corp. (UMC) during the second half of 2020. Cost of revenues for the three months ended March 31, 2021 and 2020 were $224,986, and $-0-, respectively. Cost of revenues as a percentage of revenues for the three months ended March 31, 2021 and 2020 were 61%, and 0%, respectively.

General and Administrative

General and administrative expenses increased from 2020 to 2021 due to the acquisition of Infratech and UMC during the second half of 2020. General and administrative expenses for the three months ended March 31, 2021 and 2020 were $511,012, and $99,274, respectively. General and administrative expenses as a percentage of revenues for the three months ended March 31, 2021 and 2020 were 138%, and 100%, respectively.

Depreciation

During the three months ended March 31, 2021, the Company incurred $159,018 in depreciation expenses on the assets acquired as part of the UMC acquisition during the second half of 2020.

Other Income

During the three months ended March 31, 2021, the Company had other income totaling $353,967 from relief payments made under the CARES Act for principal and interest on SBA notes payable.

Other Expense

During the three months ended March 31, 2021, the Company incurred $95,837 in interest expenses and $50,000 in expenses related to its debt obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, there were no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

__________*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAVOTIO, INC.
(Registrant)

Dated: May 14, 2021	By:	/s/ William Robinson
William Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2021	By:	/s/ William Robinson
William Robinson
Chief Financial Officer/Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

