Form 10-Q
period 2021-06-30
RENAVOTIO, INC.
filed 2021-08-09
CIK 1574910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

140,470,804 issued and outstanding as of June 30, 2021.

RENAVOTIO, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

RENAVOTIO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$136,381	$113,798
Accounts receivable, net of allowance	190,459	130,301
Inventory	335,754	232,344
Prepaid expenses	1,059,670	-
Other receivables, related party	337,272	147,553
Other current assets	2,165	2,165
Total current assets	2,061,701	626,161

Property and equipment, net of accumulated depreciation	302,363	486,096
Goodwill	3,553,698	3,553,698

Total assets	$5,917,762	$4,665,955

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$155,534	$75,586
Accrued expenses	85,057	71,695
Customer deposits	265,500	-
Convertible notes payable, net of discount	181,601	500,189
Notes payable, current portion, net of discount	428,011	724,910
Total current liabilities	1,115,703	1,372,380

Notes payable, net of current portion	3,072,866	2,603,467

Total liabilities	4,188,569	3,975,847

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred stock, Series A, $0.00001 par value, 20,000,000 shares authorized, 20,000,000 issued and outstanding, respectively	200	200
Preferred stock, Series B, $0.00001 par value, 1,000,000 shares authorized, 458,480 and -0- issued and outstanding, respectively	5	-
Preferred stock, Series C, $0.00001 par value, 11,442,857 shares authorized, 11,442,857 issued and outstanding, respectively	114	114
Preferred stock, Series D, $0.00001 par value, 5,000,000 shares authorized, -0- issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 140,470,804 and 120,200,005 issued and outstanding, respectively	140,471	120,200
Additional paid-in capital	4,811,093	3,330,221
Accumulated deficit	(3,222,690)	(2,760,627)

Total stockholders’ equity (deficit)	1,729,193	690,108

Total liabilities and stockholders’ equity (deficit)	$5,917,762	$4,665,955

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,209,052	$-	$2,579,688	$-
Cost of revenues	1,593,856	-	1,818,842	-
Gross profit	615,196	-	760,846	-

Operating expenses
General and administrative	607,611	155,385	1,118,623	254,659
Depreciation	24,715	-	183,733	-
Total operating expenses	632,326	155,385	1,302,356	254,659

Loss from operations	(17,130)	(155,385)	(541,510)	(254,659)

Other income and (expense)
Interest expense	(108,593)	-	(204,430)	-
Other income	-	-	353,967	-
Other expense	(20,090)	-	(70,090)	-
Total other income (expense)	(128,683)	-	79,447	-

Net loss	$(145,813)	$(155,385)	$(462,063)	$(254,659)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	1,374	-	2,265

Comprehensive loss	$(145,813)	$(154,011)	$(462,063)	$(252,394)

Loss per share	$-	$-	$-	$-

Weighted average shares outstanding - basic	136,370,804	88,931,703	131,150,112	82,033,352

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balances, December 31, 2019 (Audited)	-	$-	75,135,000	$75,135	$223,705	$(1,008,098)	$2,616	$(706,642)

Foreign currency adjustment	-	-	-	-	-	-	891	891

Net loss	-	-	-	-	-	(99,274)	-	(99,274)

Balances, March 31, 2020 (Unaudited)	-	-	75,135,000	75,135	223,705	(1,107,372)	3,507	(805,025)

Foreign currency adjustment	-	-	-	-	-	-	1,374	1,374

Shares cancelled for acquisition	-	-	(22,000,000)	(22,000)	22,000	-	-	-

Shares issued for services	-	-	10,700,000	10,700	310,300	-	-	321,000

Shares issued for conversion of notes	-	-	20,600,000	20,600	117,028	-	-	137,628

Net loss	-	-	-	-	-	(155,385)	-	(155,385)

Balances, June 30, 2020 (Unaudited)	-	$-	84,435,000	$84,435	$673,033	$(1,262,757)	$4,881	$(500,408)

Balances, December 31, 2020 (Audited)	31,442,857	$314	120,200,005	$120,200	$3,330,221	$(2,760,627)	-	$690,108

Shares issued for prepaid services	-	-	4,000,000	4,000	196,000	-	-	200,000

Shares issued for private placements	-	-	5,470,799	5,471	263,831	-	-	269,302

Shares issued for financing fees	-	-	500,000	500	37,000	-	-	37,500

Net loss	-	-	-	-	-	(316,250)	-	(316,250)

Balances, March 31, 2021 (Unaudited)	31,442,857	$314	130,170,804	$130,171	$3,827,052	$(3,076,877)	$-	$880,660

Shares issued for private placements	415,000	4	9,250,000	9,250	900,745	-	-	909,999

Shares issued for services	43,480	1	-	-	43,479	-	-	43,480

Shares issued for financing fees	-	-	350,000	350	19,740	-	-	20,090

Shares issued for conversion of notes	-	-	700,000	700	20,077	-	-	20,777

Net loss	-	-	-	-	-	(145,813)	-	(145,813)

Balances, June 30, 2021 (Unaudited)	31,901,337	$319	140,470,804	$140,471	$4,811,093	$(3,222,690)	$-	$1,729,193

The accompanying notes are an integral part of these consolidated financial statements.

RENAVOTIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(462,063)	$(254,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	-	2,265
Depreciation expense	183,733	-
Amortization of debt discount	60,798	10,769
Financing fees and penalties	70,090	-
Gain on forgiveness of notes payable	(353,967)	-
Shares issued for services	43,480	-
Stock based compensation	33,332	-
Changes in operating assets and liabilities:
Accounts receivable	(60,158)	-
Inventory	(103,410)	-
Prepaid expenses	(893,002)	1,436
Other receivables	-	60,064
Other current assets	-	(306)
Accounts payable	79,948	(456)
Accrued expenses	16,134	116,537
Other payables	-	15,223
Customer deposits	265,500	-
Income tax payables	-	(16)
NET CASH USED IN OPERATING ACTIVITIES	(1,119,585)	(49,143)

INVESTING ACTIVITIES
Advances to related party, net	(189,719)	-
NET CASH USED IN INVESTING ACTIVITIES	(189,719)	-

FINANCING ACTIVITIES
Loans from related parties	-	45,485
Proceeds from notes payable	714,414	-
Repayments of notes payable	(230,005)	-
Repayment of convertible notes payable	(331,823)	-
Proceeds from private placements	1,179,301	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,331,887	45,485

NET INCREASE (DECREASE) IN CASH	$22,583	$(3,658)
CASH, BEGINNING OF PERIOD	113,798	26,962
CASH, END OF PERIOD	$136,381	$23,304

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$109,844

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Original issuance discount on note payable	$37,500	$-
Shares issued for prepaid services	$200,000	$-
Shares issued for conversion of debt	$20,777	$-

 The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Renavotio, Inc. (the “Company”) was incorporated under the laws of State of Nevada on January 30, 2013 under the corporate name, Altimo Group Corp. On August 22, 2014, the Company changed its name to Success Entertainment Group International, Inc. On July 29, 2020, the Company changed its name to Renavotio, Inc.

On April 3, 2020, the Company entered into an acquisition agreement to acquire Renavotio Infratech, Inc. (“Infratech”), a Delaware corporation, pursuant to which the Company adopted a new business plan consisting of Infratech, an underground infrastructure installation including fiber optic, 5G, and Medical Infrastructure, including personal protection equipment sales and production. Prior to the acquisition, Infratech had no operations, assets or liabilities.

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

On July 15, 2020, the Company completed the purchase of Utility Management Corp. (“UMC”) and its two wholly owned subsidiaries, Utility Management & Construction, LLC (“UMCCO”) and Cross-Bo Construction, LLC (“Cross-Bo). UMCCO, an Oklahoma Limited Liability Company formed on November 29, 2006, provides consulting, operational management and maintenance services to small towns or county CO-OPS that operate their own water and sewer systems. Cross-Bo, an Oklahoma Limited Liability Company formed on December 22, 2004, provides services on infrastructure projects, specializing in utility system installation. During 2020, the Company issued 18,571,428 shares of common stock valued at $1,300,000 and assumed the assets and liabilities of UMC.

On August 29, 2020 the Company sold its 3 overseas non-core operating subsidiaries, Taiwan Limited, Success Events (Hong Kong) Limited and Double Growth, pursuant to an agreement with Success Holding Group Corp. (“SHGR”). SHGR agreed to assume all of the liabilities associated with the overseas operations, complete its original acquisition of RIII, and the Company agreed to issue to SHGR 6,000,000 common stock restricted shares of the Company’s stock.

On July 29, 2020, the Company filed an application with FINRA for a name change to Renavotio, Inc. (“RI”) to better illustrate its current business operations, and also filed with FINRA for a new trading symbol, RIII. On October 11, 2020, FINRA approved the name change and the new trading symbol.

On October 21, 2020, the Company entered into an agreement to purchase Tritanium Labs USA, Inc., an Oklahoma company and its subsidiaries, Tritanium Labs, LLC, an Illinois Limited Liability Company, TruCleanz Distribution, Inc., an Oklahoma Corporation, and Pro N95 USA, LLC, a New Jersey Limited Liability Company. The purchase price of $6,000,000 provides for: (i) an initial payment of $250,000) and (ii) such number of shares of the Parent’s common stock, par value $0.0001 per share (“Parent Stock”), as shall be equal to (x)$5,750,000 divided by (y) (1) [$.12] (the “Share Consideration”). 75% of the number of shares constituting the Share Consideration is required to be delivered to the Seller as part of the Closing Consideration and 25% of such shares designated as Holdback Shares will be held back by Buyer to secure Seller’s indemnity obligations and will be released to Seller upon the expiration of 1 year from the Closing Date. The agreement has not closed as of the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN

During the years ended December 31, 2020 and 2019, the Company had a net loss of approximately $1,753,000 and $1,450,000, respectively. For the six months ended June 30, 2021, the Company had a net loss of approximately $462,000. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the next twelve months from the issuance of these financial statements. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 or December 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest bearing accounts. At June 30, 2021, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

UMCCO’s accounts receivable are the result of contracts which require monthly billings for services, installations, and maintenance provided by the Company up to the respective monthly billing date. Cross-Bo’s accounts receivable are the result of construction activity, consisting of utility system installation, provided by the Company up to the respective billing date. Accounts receivable is recorded at the invoiced amount and do not bear interest.

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

The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. During the six months ended June 30, 2021, the Company recorded no bad debt expense. The $328,118 included in the allowance at June 30, 2021, include billed and earned balances which remain unpaid by customers.

Inventory

Inventory is composed of finished goods inventory, specifically personal protective equipment, valued using weighted average cost, and includes acquisition cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. The Company utilizes a third-party service to manage and secure the Company’s inventory.

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

Revenue Recognition

UMCCO recognizes consulting and operational management service revenues on a  monthly basis and recognizes maintenance and repair revenues as services are performed.

Infratech recognizes revenues from the sale of personal protective equipment when performance obligations are satisfied, which occurs when materials are shipped to the customer.

Renavotio recognizes revenues from training seminars upon completion of the training seminar when services have been provided.

Certain of the Company’s contracts require monthly billings consisting of services performed and materials used through the billing date. Accordingly, the Company does not incur expenses which are not billed or bill customers for unearned amounts. Performance obligations are satisfied as services are performed and materials used for which control has been transferred to the customer upon installation. At June 30, 2021 and December 31, 2020, the Company had no unsatisfied performance obligations. See Note 9 for disaggregated revenues and customer concentrations.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. During the six months ended June 30, 2021, and 2020, the Company had no advertising expenses.

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

Recently Issued Accounting Standards

During the six months ended June 30, 2021, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	June 30, 2021	December 31, 2020

Land	$25,000	$25,000
Buildings and improvements	86,473	86,473
Machinery and equipment	376,503	376,503
Vehicles	56,835	56,835
Office furniture and equipment	5,512	5,512
Software	16,754	16,754
	567,077	567,077
Less accumulated depreciation	(264,714)	(80,981)
Property and equipment, net	$302,363	$486,096

Depreciation expense was $183,733 and $-0- for the six months ended June 30, 2021, and 2020, respectively.

NOTE 5 – DEBT

Convertible Notes Payable

On October 22, 2019, the Company completed a Securities Purchase Agreement, dated as of September 5, 2019 under which the Company issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on September 5, 2020. The Note is convertible into shares of common stock at any time on or after the 180th calendar day after the issue date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date, or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. During the year ended December 31, 2020, this note was fully converted into 8,600,000 shares of the Company’s common stock.

On November 15, 2019, the Company completed a Securities Purchase Agreement, under which the Company issued a 5% Convertible Note in the aggregate principal amount of $75,000 for purchase price of $67,500. The Note will mature on July 31, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) the lowest closing price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the issuance date or (ii) 50% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive day trading period immediately preceding the date of the conversion. During the year ended December 31, 2020, this note was fully converted into 7,750,000 shares of the Company’s common stock.

On November 22, 2019, the Company completed a Securities Purchase Agreement, under which the Company issued a 5% Convertible Note in the aggregate principal amount of $40,500 for purchase price of $36,500. The Note will mature on November 22, 2020. The Note is convertible into shares of common stock at any time after the issuance date and the conversion price is equal to the lower of (i) 50% multiplied by the lowest “Trading Price” (defined below) (representing a discount rate of 50% during the prior date of the Note) or (ii) the Variable Conversion Price (defined below) (subject to equitable adjustment as further described herein). The “Variable Conversion Price” meaning, 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means, for any security as of any date, the lowest traded price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”) as reported by a reliable reporting service (“Reporting Service”) designated by Crown Bridge Partners (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foreign manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such notes. During the year ended December 31, 2020, this note was fully converted into 10,181,813 shares of the Company’s common stock.

On May 4, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 12% Convertible Note in the aggregate principal amount of $103,000 maturing on May 4, 2021. The Company entered into a settlement agreement and on November 3, 2020, the $103,000 note, plus $48,971 in penalties, was paid in full.

On June 8, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 12% Convertible Note in the aggregate principal amount of $63,000 maturing on June 8, 2021. On December 3, 2020, the Company entered into a settlement agreement at which time the $63,000 note, plus $29,878 in penalties, was paid in full.

On July 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 6% Convertible Note in the aggregate principal amount of $112,000 maturing on July 7, 2021. The note has a fixed conversion price of $0.07 per share of common stock. During the quarter ended December 31, 2020, the Company repaid $13,070 of the principal. During the quarter ended March 31, 2021, the Company repaid $39,572 of the principal. During the quarter ended June 30, 2021, the Company repaid the remaining principal of $59,358. At June 30, 2021 and December 31, 2020, the remaining principal balance of the note totaled $-0- and $98,930, respectively.

On July 20, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 6% Convertible Note in the aggregate principal amount of $112,000 maturing on July 20, 2021. The note has a fixed conversion price of $0.07 per share of common stock. During the quarter ended December 31, 2020, the Company repaid $13,440 of the principal. During the quarter ended March 31, 2021, the Company repaid $49,280 of the principal. During the quarter ended June 30, 2021, the Company repaid $44,640 of the principal. At June 30, 2021 and December 31, 2020, the remaining principal balance of the note totaled $4,640 and $98,560, respectively.

On September 18, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on June 18, 2021. The note has a fixed conversion price of $0.12 per share of common stock. At June 30, 2021 and December 31, 2020, the remaining principal balance of the note totaled $112,500, respectively. On March 17, 2021, the Company issued 500,000 to the noteholder in exchange for the noteholder agreeing not to convert the Convertible Note prior to May 20, 2021.

On October 28, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on July 28, 2021. The note has a fixed conversion price of $0.12 per share of common stock at maturity. During the quarter ended June 30, 2021, the Company repaid $47,250 of the principal. At June 30, 2021 and December 31, 2020, the remaining principal balance of the note totaled $65,250 and $112,500, respectively.

On December 7, 2020, the Company completed a Securities Purchase Agreement, under which the Company issued a 10% Convertible Note in the aggregate principal amount of $112,500 maturing on September 7, 2021. The note has a fixed conversion price of $0.12 per share of common stock. During the quarter ended June 30, 2021, $20,777 of the note was converted in 700,000 shares of common stock and the Company repaid the principal balance. At June 30, 2021 and December 31, 2020, the remaining principal balance of the note totaled $-0- and $112,500, respectively.

The debt discounts for these convertible notes are amortized over the term of the notes. For the six months ended June 30, 2021, amortization of debt discounts on these convertible notes totaled $34,012. At June 30, 2021 and December 31, 2020, the unamortized discounts on the convertible notes totaled $789 and $34,801, respectively.

Notes Payable

On March 27, 2018, UMCCO entered a SBA Note Payable agreement for cash proceeds totaling $1,021,000. The note, which is secured by all UMCCO’s assets, requires monthly principal and interest payments of $10,125 until maturity on March 27, 2031 with interest at prime plus 2.75%. During the year ended December 31, 2020, UMCCO repaid $26,532 of the principal and received principal and interest relief from the SBA under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) totaling $27,457 and $21,979, respectively. At June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $876,609 and $891,062, respectively.

On March 27, 2018, UMCCO entered into a SBA note payable agreement for cash proceeds totaling $50,000 which was funded in August 2019. The note required monthly interest only payments at prime plus 3.25% with unpaid principal due at maturity on March 21, 2020. Due to the ongoing COVID-19 pandemic, the lender has not held UMCCO in default. On November 12, 2020, the maturity date of the note was extended to May 12, 2021. On June 17, 2021, the note was renewed through June 17, 2023. Under the renewal, the interest rate was amended to 6.00% and UMCCO is required to make monthly principal and interest payments totaling $2,216 until maturity. At June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $50,000 and $49,523, respectively.

On April 14, 2020, pursuant to the Paycheck Protection Program under the CARES Act, UMCCO received a two-year loan for $211,518. Interest is deferred for six months, then is at 1% until maturity in April 2022. At December 31, 2020, the unpaid principal balance of the note totaled $211,518. The loan and related interest of $1,569 were forgiven on January 6, 2021.

On March 1, 2021, pursuant to the Paycheck Protection Program, UMCCO received a five-year loan for $340,412. Interest is deferred until the loan forgiveness amount is determined, then is at 1% until maturity in March 2026. At June 30, 2021, the unpaid principal balance of the note totaled $340,412. UMCCO used the loan proceeds for payroll.

On November 1, 2018, Cross-Bo entered a SBA Note payable agreement for $1,569,800. The note, which is secured by all Cross-Bo’s assets, requires monthly principal and interest payments of $19,049 until maturity on November 1, 2028 with interest at prime plus 2.75%. During the year ended December 31, 2020, Cross-Bo repaid $38,268 of the principal and received principal and interest relief from the SBA under the CARES Act totaling $57,617 and $51,992, respectively. During the six months ended June 30, 2021, Cross-Bo repaid $61,856 of the principal. At June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $1,298,105 and $1,359,961, respectively.

On November 16, 2018, Cross-Bo entered a zero interest $84,200 Note Payable agreement. The note, which is unsecured, requires monthly principal payments of $1,403 beginning on December 15, 2028 until maturity on November 14, 2033. At June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $84,200, respectively.

On December 7, 2018, Cross-Bo entered into a SBA note payable agreement for cash proceeds totaling $50,000 which was funded in January 2019. The note requires monthly interest only payments at prime plus 3.25% with unpaid principal due at maturity on December 7, 2028. During the year ended December 31, 2020, Cross-Bo repaid $1,000 of the principal. On June 17, 2021, the note was renewed through June 17, 2023. Under the renewal, the interest rate was amended to 6.00% and Cross-Bo is required to make monthly principal and interest payments totaling $2,172 until maturity. At both June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $49,000.

On January 16, 2019, Cross-Bo entered into a note payable agreement with a financial institution to purchase equipment totaling $14,988. The note, which is secured by the purchased equipment, requires monthly principal and interest payments of $664 until maturity on January 16, 2021 with interest at 5.99%. During the year ended December 31, 2020, Cross-Bo repaid $7,021 of the principal. At both June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $1,322.

On September 26, 2019, Cross-Bo entered into a note payable agreement with a financial institution for cash proceeds totaling $75,000. The note required monthly interest only payments at 8.50% with unpaid principal due at maturity on December 25, 2019. The maturity of the note was subsequently extended to August 19, 2020. During the year ended December 31, 2020, Cross-Bo repaid $7,415 of the principal. Due to the ongoing COVID-19 pandemic, the lender has not held UMCCO in default. On November 12, 2020, the maturity date of the note was extended to May 12, 2021. On June 17, 2021, the note was renewed through June 17, 2023. Under the renewal, the interest rate was amended to 6.00% and Cross-Bo is required to make monthly principal and interest payments totaling $2,996 until maturity. At both June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $67,585.

On April 14, 2020, pursuant to the Paycheck Protection Program under the CARES Act, Cross-Bo received a two-year loan for $139,677. Interest is deferred for six months, then is at 1% until maturity in April 2022. At December 31, 2020, the unpaid principal balance of the note totaled $139,677. The loan and related interest of $1,203 were forgiven on February 18, 2021.

On May 6, 2020, Cross-Bo entered into a note payable agreement with a former owner for $355,484. The note, which is unsecured, requires monthly principal and interest payments of $6,873 until maturity on May 6, 2025 with interest at 6.00%. During the year ended December 31, 2020, Cross-Bo repaid $30,955 of the principal. During the three months ended March 31, 2021, Cross-Bo repaid $15,828 of the principal. During the three months ended June 30, 2021, Cross-Bo repaid $20,618 of the principal. At June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $288,083 and $324,529, respectively.

On March 1, 2021, pursuant to the Paycheck Protection Program, Cross-Bo received a five-year loan for $136,025. Interest is deferred until the loan forgiveness amount is determined, then is at 1% until maturity in March 2026. At June 30, 2021, the unpaid principal balance of the note totaled $136,025. Cross-Bo used the loan proceeds for payroll.

On June 18, 2020, the Company entered into a note payable agreement for $150,000. The note, which is unsecured, requires monthly interest payments at 6.00% until maturity, with the principal due at maturity on June 18, 2050. At June 30, 2021 and December 31, 2020, the unpaid principal balance of the note totaled $150,000, respectively.

On January 27, 2021, the Company entered into a note payable agreement for $287,500, including a discount of $37,500 and fees of $12,500. The note, which is unsecured, requires a lump interest payment of $78,343.75 at maturity on August 27, 2021. The principal is to be repaid in four equal monthly installments beginning on May 27, 2021. At June 30, 2021, the unpaid principal balance of the note totaled $170,250.

The debt discounts for these notes are amortized over the term of the notes. For the six months ended June 30, 2021, amortization of debt discounts on these notes totaled $26,786. At June 30, 2021 and December 31, 2020, the unamortized discounts on the notes totaled $10,714 and $-0-, respectively.

During the six months ended June 30, 2021, the Company incurred interest expenses related to debt totaling $204,430.

Future Maturities

The Company’s future maturities of convertible notes payable and notes payable are as follows:

Years ending
December 31,	Amount
2021	$621,115
2022	358,714
2023	405,802
2024	427,353
2025	409,105
Thereafter	1,471,891
$3,693,980

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2021 and December 31, 2020, the Company has $337,272 and $147,553, respectively, of other receivables from companies under the control of William Robinson, the Company’s Chairman and CEO.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

The Company has 500,000,000 common shares authorized, $0.001 par value. At June 30, 2021 and December 31, 2020, there were 140,470,804 and 120,200,005 common shares issued and outstanding, respectively.

During the six months ended June 30, 2021, the Company issued 14,720,799 shares of common stock for cash proceeds totaling $764,301.

On February 1, 2021, the Company issued 4,000,000 shares of common stock valued at $200,000 for prepaid consulting. The prepaid expense is being amortized over the twelve months of consulting services to be provided beginning February 2021.

During the six months ended June 30, 2021, the Company issued 850,000 shares of common stock valued at $57,590 for financing costs.

During the six months ended June 30, 2021, the Company issued 700,000 shares of common stock for the conversion of $20,777 in convertible debt.

Preferred Stock

The Company has 20,000,000 Series A Preferred shares authorized, $0.00001 par value. At June 30, 2021 and December 31, 2020, there were 20,000,000 Series A Preferred shares issued and outstanding, respectively.

The Company has 1,000,000 Series B Preferred shares authorized, $0.00001 par value. At June 30, 2021 and December 31, 2020, there were 458,480 and -0- Series B Preferred shares issued and outstanding, respectively.

During the six months ended June 30, 2021, the Company issued 415,000 shares of Series B Preferred stock for cash proceeds totaling $415,000. Additionally, during the six months ended June 30, 2021, the Company issued 43,480 shares of Series B Preferred stock valued at $43,480 for service.

The Company has 11,442,857 Series C Preferred shares authorized, $0.00001 par value. At June 30, 2021 and December 31, 2020, there were 11,442,857 Series C Preferred shares issued and outstanding, respectively.

The Company has 5,000,000 Series D Preferred shares authorized, $0.00001 par value. At June 30, 2021 and December 31, 2020, there were -0- Series D Preferred shares issued and outstanding, respectively.

NOTE 9 – DISAGGREGATED REVENUES

Substantially all of the Company’s revenues are generated in the state of Oklahoma. The Company has a concentration of customers in the water and utilities industries which expose the Company to a concentration of credit risk within a single industry. The customers in these industries are usually owned by local government authorities, reducing the Company’s credit risk. Revenue by type for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Personal Protective Equipment	$1,825,494	$-
Management	466,881	-
Repair & Maintenance	287,313	-
	$2,579,688	$-

	Six Months Ended June 30,
	2021	2020
Personal Protective Equipment	70.8%	*
Management	18.1%	*
Repair & Maintenance	11.1%	*

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

The worldwide outbreak of Covid-19 us could adversely affect our business, results of operations and financial condition. The coronavirus outbreak may materially impact sourcing and manufacturing of our personal protection equipment products that are manufactured in other countries and materials for our products that are sourced in other countries by overseas manufacturers and in other affected regions. Travel within and into other overseas countries may be restricted, which may impact our manufacturers’ ability to obtain necessary materials and inhibit travel of manufacturers and material suppliers. Additionally, there are potential factory closures, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods produced other countries adversely impacted by the coronavirus outbreak, or threat or perceived threat of such outbreak. As a result, we may be unable to obtain adequate inventory from sources from these regions, which could adversely affect our business, results of operations and financial condition.

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

Some customers, distributors, and end users alike, are stockpiling product and placing orders to assure a continued supply of garments and personal protective equipment through the duration of the COVID-19 Pandemic. The ability of our industry to ramp up production to meet demand, and how long the pandemic lasts, will have a direct impact on the amount of inventory remaining in distribution channels once the pandemic subsides. This factor, coupled with the possibility of economic recession, could have a deleterious impact on sales for a significant period that could negatively impact our revenues and our third-party manufacturing efficiencies. Our ability to increase market penetration is predicated upon our continued ability to sub-manufacturer at a sufficient capacity, however, there can be no guarantees that the sub- manufacturing will not be negatively impacted by the pandemic or government responses to it. Additionally, there is a risk that government responses to thwart the spread of the virus, in the form of local or regional quarantine or shelter-in-place orders, could require temporary curtailment of manufacturing operations of our manufacturers, or prevent the export of our products from the country of origin. In such cases, our inability to deliver product would negatively impact sales.

Corporate History

We were incorporated in the State of Nevada on January 30, 2013, our inception, under the name, Altimo Group Corp., initially to engage in the sale of frozen yogurt machines.

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

We operate the following infrastructure and medical platforms through e-commerce, platform sharing; and database-membership:

•	Fiber optics and 5G installation
•	Utility management
•	Medical technology
•	PPE infrastructure products
•	Underground utility construction

Our operations are conducted through:

•	Renavotio Infratech, Inc. (“RII”), a Delaware Corporation and its subsidiaries:
•	Utility Management Corp (“Utility Management”) and its two Subsidiaries, Utility Management & Construction, LLC and Cross-Bo Construction, LLC

Renavotio Infratech, Inc. (RII)

RII’s sells personal protective equipment (medical gloves, face masks, face shields, medical gowns). RII has purchased these products from overseas manufacturers; however, due to price gouging and speculation pertaining to the Pandemic related market, RII seeks to develop relationships and agreements with manufacturers in the US to provide fixed price agreements to hospitals, medical distributors, and government agencies.  There are no assurances that RII will be successful in securing agreements with US manufacturers.

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

UMCCO has licensed products that use of georeferenced imagery and vector datasets to obtain insights about that data. They can be used for field asset management, cadaster mapping, urban planning, the analysis of aerial and satellite imagery and other typical GIS use cases. These solutions are currently used across a variety of sectors, including utilities, intelligence, materials (mining), industrial (transportation), government (local, state, national and international) and others. In addition, UMCCO has been using this software user for more than three years, these solutions to help map and visualize the locations of subsurface as-built conditions. Going forward, UMCCO expects to expand its use of these solutions to locate and map underground telecoms infrastructure. We intend to invest in research and development to increase the functionality of this technology, including incorporating active IoT sensor monitoring and network-connected sensor products that can help create a comprehensive “smart infrastructure” solution for clients. We intend to pursue commercialization of these solutions through investment in product, sales, and business development, and to integrate these platforms into our Infrastructure Services business.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2020, and 2019, and the unaudited financial statements for the three and six months ended June 30, 2021, and 2020, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. During the years ended December 31, 2020 and 2019, the Company had a net loss of approximately $1,753,000 and $1,450,000, respectively. For the six months ended June 30, 2021, the Company had a net loss of approximately $462,000. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the next twelve months.

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

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $2,061,701, consisting of cash of $136,381, accounts receivable, net of allowance, of $190,459, inventory of $335,754, prepaid expenses of $1,059,670, $943,000 of which represent inventory purchases that have been billed by the vendor but are pending delivery, $116,670 representing prepaid services, and other current assets of $339,437.

As of December 31, 2020, we had current assets of $626,161, consisting of cash of $113,798, accounts receivable, net of allowance, of $130,301, inventory of $232,344, and other current assets of $149,718.

As of June 30, 2021, we had current liabilities of $1,115,703, consisting of accounts payable of $155,534, accrued expenses of $85,057, customer deposits for purchases of $265,500, convertible notes payable, net of discounts, of $181,601, and current portion of notes payable, net of discounts, of $428,011.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and December 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At June 30, 2021, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. During the three and six months ended June 30, 2021, the Company recorded no bad debt expense. The $328,118 included in the allowance at June 30, 2021 include billed and earned balances which remain unpaid by customers.

Inventory

Inventory is composed of finished goods inventory, specifically personal protective equipment, valued using weighted average cost, and includes acquisition cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. The Company utilizes a third-party service to manage and secure the Company’s inventory.

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

The Company’s contracts require monthly billings consisting of services performed and materials used through the billing date. Accordingly, the Company does not incur expenses which are not billed or bill customers for unearned amounts. Performance obligations are satisfied as services are performed and materials used for which control has been transferred to the customer upon installation. At June 30, 2021 and December 31, 2020, the Company had no unsatisfied performance obligations.

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

Results of Operations

The results of our consolidated operations are summarized as follows:

	Three Months Ended June 30,
	2021	2020

Revenues	$2,209,052	$-
Cost of revenues	1,593,856	-
Gross profit	615,196	-

Expenses
General and administrative	607,611	155,385
Depreciation	24,715	-
Other (income) expense	128,683	-
Provision for income taxes	-	-
	761,009	155,385
Net loss	$(145,813)	$(155,385)

	Six Months Ended June 30,
	2021	2020

Revenues	$2,579,688	$-
Cost of revenues	1,818,842	-
Gross profit	760,846	-

Expenses
General and administrative	1,118,623	254,659
Depreciation	183,733	-
Other (income) expense	(79,447)	-
Provision for income taxes	-	-
	1,222,909	254,659
Net loss	$(462,063)	$(254,659)

Revenues

The following table summarizes our historical revenues:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Personal Protective Equipment	$1,806,000	$-	$1,825,494	$-
Management	222,879	-	466,881	-
Repair & Maintenance	180,173	-	287,313	-
	$2,209,052	$-	$2,579,688	$-

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Personal Protective Equipment	81.8%	*	70.8%	*
Management	10.1%	*	18.1%	*
Repair & Maintenance	8.2%	*	11.1%	*

The shift and increase in revenues were due to the acquisition of Infratech and UMC during the second half of 2020.

Cost of Revenues

Cost of revenues increased from 2020 to 2021 due to the acquisition of Infratech and Utility Management Corp. (UMC) during the second half of 2020. Cost of revenues for the three months ended June 30, 2021 and 2020 were $1,593,856, and $-0-, respectively. Cost of revenues as a percentage of revenues for the three months ended June 30, 2021 and 2020 were 72%, and 0%, respectively. Cost of revenues for the six months ended June 30, 2021 and 2020 were $1,818,842, and $-0-, respectively. Cost of revenues as a percentage of revenues for the six months ended June 30, 2021 and 2020 were 71%, and 0%, respectively.

General and Administrative

General and administrative expenses increased from 2020 to 2021 due to the acquisition of Infratech and UMC during the second half of 2020. General and administrative expenses for the three months ended June 30, 2021 and 2020 were $607,611, and $155,385, respectively, representing an increase of $452,226. The increase is due to the expansion of our operations through acquisitions. General and administrative expenses as a percentage of revenues for the three months ended June 30, 2021 and 2020 were 28%, and 100%, respectively. General and administrative expenses for the six months ended June 30, 2021 and 2020 were $1,118,623, and $254,659, respectively, representing an increase of $863,964. The increase is due to the expansion of our operations through acquisitions. General and administrative expenses as a percentage of revenues for the six months ended June 30, 2021 and 2020 were 43%, and 100%, respectively.

Depreciation

During the three and six months ended June 30, 2021, the Company incurred $24,715 and $183,733, respectively, in depreciation expenses on the assets acquired as part of the UMC acquisition during the second half of 2020.

Other Income

During the six months ended June 30, 2021, the Company had other income totaling $353,967 from relief payments made under the CARES Act for principal and interest on SBA notes payable.

Other Expense

During the three months ended June 30, 2021, the Company incurred $108,593 in interest expenses and $20,090 in expenses related to its debt obligations. During the six months ended June 30, 2021, the Company incurred $204,430 in interest expenses and $70,090 in expenses related to its debt obligations.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, there were no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

RENAVOTIO, INC.
(Registrant)

Dated: August 9, 2021	By:	/s/ William Robinson
William Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 9, 2021	By:	/s/ William Robinson
William Robinson
Chief Financial Officer/Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

